Form 10-Q
period 2014-09-28
EMULEX CORP /DE/
filed 2014-10-31
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 28, 2014
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

As of October 24, 2014, the registrant had 71,279,009 shares of common stock outstanding.

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

Actual future results could differ materially from those described in the forward-looking statements as a result of a variety of factors, including those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Legal Proceedings” in Part II, Item 1, and “Risk Factors” in Part II, Item 1A of this Form 10-Q, in our Annual Report on Form 10-K and included elsewhere herein. In addition to those factors, the factors listed below could cause actual results to differ materially from those in the forward-looking statements:

•
faster than anticipated declines in the demand for storage networking and fiber channel and slower than expected growth of the converged networking market or the failure of our Original Equipment Manufacturer (OEM) customers to successfully incorporate our products into their systems;

•
the highly competitive nature of the markets for our products as well as pricing pressures that may result from such competitive conditions and the emergence of new or stronger competitors as a result of consolidation movements in the market;

•
our dependence on a limited number of customers and the effects of the loss of, decrease in or delays of orders by any such customers or the failure of our OEM customers to successfully incorporate our products into their systems;

•	our reliance on a limited number of third-party suppliers and subcontractors for components and assembly, many of which are located outside of the United States;

•
the effect on our margins of rapid migration of technology and product substitution by customers, including transitions from application specific integrated circuit (ASIC) solutions to boards for selected applications and higher-end to lower-end products, mezzanine card products or modular Local Area Network (LAN) on Motherboard (LOMs);

•	the non-linearity and variability in the level of our revenue resulting from the variable and seasonal procurement patterns of our customers;

•	any inadequacy of our intellectual property protection or our ability to obtain necessary licenses or other intellectual property rights on commercially reasonable terms;

•	our ability to attract and retain key technical personnel;

•	our ability to respond quickly to technological developments and to benefit from our research and development activities as well as government grants related thereto and delays in product development;

•
intellectual property and other litigation against us, with or without merit, that could result in substantial attorneys’ fees and costs, cause product shipment delays, loss of patent rights, monetary damages, costs associated with product or component redesigns and require us to indemnify customers or enter into royalty or licensing agreements, which may or may not be available;

•
our dependence on sales and product production outside of the United States so that our results could be affected by adverse economic, social, political and infrastructure conditions in those countries;

•
that we may fail to realize the anticipated benefits from the acquisition of Endace Limited (Endace) on a timely basis or at all which could result in an impairment of assets or be unable to complete the integration of Endace’s technology into our existing operations in a timely and efficient manner;

•	the effect of any actual or potential unsolicited offers to acquire us, proxy contests or the activities of activist investors;

•
weakness in domestic and worldwide macro-economic conditions, currency exchange rate fluctuations or potential disruptions in world credit and equity markets; terrorist activities, natural disasters, or general economic or political instability and any resulting disruption in our supply chain or customer purchasing patterns; and

•	changes in tax rates or legislation, accounting standards and other regulatory changes.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	September 28, 2014	June 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$174,140	$158,439
Accounts receivable, net of allowance for doubtful accounts of $1,099 and $1,079 at September 28, 2014 and June 29, 2014, respectively	72,598	76,974
Inventories	21,274	25,831
Prepaid expenses and other current assets	21,263	20,029
Deferred income taxes	223	223
Total current assets	289,498	281,496
Property and equipment, net of accumulated depreciation and amortization of $157,473 and $157,780 at September 28, 2014 and June 29, 2014, respectively	58,603	59,908
Goodwill	248,519	248,519
Intangible assets, net	101,053	108,007
Other assets	18,981	19,993
Total assets	$716,654	$717,923
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	24,596	25,762
Accrued and other current liabilities	40,371	42,183
Total current liabilities	64,967	67,945
Convertible senior notes	147,915	146,478
Other liabilities	5,760	6,842
Deferred income taxes	15,550	15,550
Accrued taxes	26,462	26,462
Total liabilities	260,654	263,277
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 111,309,179 and 110,976,299 issued; 71,264,707 and 70,931,827 outstanding at September 28, 2014 and June 29, 2014, respectively	11,131	11,098
Additional paid-in capital	1,328,210	1,325,677
Accumulated deficit	(502,605)	(501,886)
Accumulated comprehensive loss	(2,356)	(1,863)
Treasury stock, at cost; 40,044,472 shares at September 28, 2014 and June 29, 2014	(378,380)	(378,380)
Total stockholders’ equity	456,000	454,646
Total liabilities and equity	$716,654	$717,923
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended
	September 28, 2014	September 29, 2013
Net revenues	$103,809	$114,832
Cost of sales:
Cost of goods sold	36,616	39,691
Amortization of core and developed technology intangible assets	6,354	6,160
Patent litigation settlement, damages and royalties	1,725	1,497
Total cost of sales	44,695	47,348
Gross profit	59,114	67,484
Operating expenses:
Engineering and development	33,640	40,411
Selling and marketing	16,652	19,092
General and administrative	7,089	9,629
Amortization of other intangible assets	600	1,604
Total operating expenses	57,981	70,736
Operating income (loss)	1,133	(3,252)
Non-operating (expense) income, net:
Interest income	1	4
Interest expense	(2,384)	(2)
Other (expense) income, net	(368)	152
Total non-operating (expense) income, net	(2,751)	154
Loss before income taxes	(1,618)	(3,098)
Income tax (benefit) provision	(899)	543
Net loss	$(719)	$(3,641)
Net loss per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)
Number of shares used in per share computations:
Basic	71,042	91,444
Diluted	71,042	91,444
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended
	September 28, 2014	September 29, 2013
Net loss	$(719)	$(3,641)
Other comprehensive loss:
Foreign currency translation adjustments	(493)	(121)
Comprehensive loss	$(1,212)	$(3,762)
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net loss	$(719)	$(3,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,574	4,804
Share-based compensation expense	3,531	4,572
Amortization of intangible assets	6,954	7,764
Provision for losses on accounts receivable	20	(84)
Accretion of debt discount on convertible senior notes and amortization of debt issuance costs	1,613	—
Loss (gain) on sale or disposal of property and equipment	69	(20)
Foreign currency adjustments	153	209
Changes in assets and liabilities:
Accounts receivable	4,356	(2,713)
Inventories	4,426	(2,513)
Prepaid expenses, prepaid income taxes and other assets	(350)	1,636
Accounts payable, accrued liabilities, and other liabilities	(3,781)	(5,045)
Net cash provided by operating activities	20,846	4,969
Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	27
Purchases of property and equipment	(4,090)	(4,560)
Net cash used in investing activities	(4,090)	(4,533)
Cash flows from financing activities:
Change in restricted cash	28	21
Payroll tax withholdings on behalf of employees for restricted stock	(767)	(1,456)
Proceeds from issuance of common stock under stock plans	20	196
Net cash used in financing activities	(719)	(1,239)
Effect of exchange rates on cash and cash equivalents	(336)	57
Net increase (decrease) in cash and cash equivalents	15,701	(746)
Cash and cash equivalents at beginning of period	158,439	105,637
Cash and cash equivalents at end of period	$174,140	$104,891
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows. Interim results for the three months ended September 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2015. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
The accompanying consolidated financial statements include the accounts of Emulex and its wholly-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.
The Company has a 52 or 53-week fiscal year that ends on the Sunday nearest to June 30. Accordingly, every fifth or sixth fiscal year will be a 53-week fiscal year. Fiscal 2015 is a 52-week fiscal year. The last 53-week fiscal year was fiscal 2011.
Supplemental Cash Flow Information

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Cash paid during the period for:
Interest	$6	$2
Income taxes	1,874	108
Non-cash investing and financing activities:
Purchases of property and equipment not paid, net	611	707
Release of In-Process Research & Development (IPRD) to Developed Technology	—	5,670
Recently Issued Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). The Company is currently evaluating the impact on its financial statements of the new revenue recognition guidance, which will become effective for the Company beginning in fiscal 2018.
2. Fair Value Measurements
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

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a recurring basis:

	September 28, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$144,140	$—	$—	$144,140	$144,140
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$174,140	$—	$—	$174,140	$174,140

	June 29, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$128,439	$—	$—	$128,439	$128,439
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$158,439	$—	$—	$158,439	$158,439
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company measures the fair value of its assets acquired and liabilities assumed in a business combination, and goodwill and other long lived assets when they are held for sale or determined to be impaired. There were no such non-recurring measurements during the first quarter of fiscal 2015.
Fair Value of Financial Instruments Not Measured at Fair Value
The total fair value of the Convertible Senior Notes at September 28, 2014 was $155.5 million, which was estimated based on recent market transaction prices, a Level 2 fair value measurement.
3. Inventories
Inventories are summarized as follows:

	September 28, 2014	June 29, 2014
	(in thousands)
Raw materials	$5,759	$7,797
Finished goods	15,515	18,034
	$21,274	$25,831
4. Goodwill and Intangible Assets, net
There was no activity in goodwill during the three months ended September 28, 2014.
The Company tests goodwill for impairment annually during the fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Given the recent volatility of the Company's market capitalization, the inherent uncertainty in forecast and identification of triggering events, and the fact that the fair value of the Company's reporting units did not exceed their carrying value by a substantial margin during the annual impairment test during the fourth fiscal quarter, it is possible that the Company's goodwill could become impaired in the near term.
Intangible assets, net, are as follows (in thousands):

	September 28, 2014			June 29, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Core technology and patents	$77,345	$(76,432)	$913	$77,345	$(76,172)	$1,173
Developed technology	254,900	(159,204)	95,696	254,900	(152,850)	$102,050
Customer relationships	4,900	(3,312)	1,588	4,900	(3,089)	$1,811
Tradenames	8,439	(5,610)	2,829	8,439	(5,524)	$2,915
Other	287	(260)	27	287	(229)	$58
Total intangible assets, net:	$345,871	$(244,818)	$101,053	$345,871	$(237,864)	$108,007
The amortizable intangible assets are being amortized on a straight-line basis over expected useful lives ranging from approximately one to thirteen years. Aggregate amortization expense for intangible assets for the three months ended September 28, 2014 and September 29, 2013, was approximately $7.0 million and $7.8 million, respectively.
The following table presents the estimated future aggregate amortization expense of intangible assets as of September 28, 2014 (in thousands):

Remainder of 2015	$20,792
2016	26,603
2017	10,076
2018	6,678
2019	6,678
Thereafter	30,226
$101,053
5. Accrued and Other Current Liabilities
Components of accrued and other current liabilities are as follows:

	September 28, 2014	June 29, 2014
	(in thousands)
Payroll and related costs	$16,059	$16,369
Warranty liability	2,906	2,798
Accrued rebates	2,279	1,782
Sales allowances	1,812	1,778
Deferred revenues	4,582	4,749
Restructuring	764	3,236
Dismissal Agreement, patent litigation settlement, damages, and royalties payable to Broadcom Corporation (1)	4,926	4,970
Other	7,043	6,501
	$40,371	$42,183
(1) See Note 7.

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of future costs of fulfilling its warranty obligations. Changes to the warranty liability during three months ended September 28, 2014 were:

(in thousands)
Balance at beginning of period	$2,798
Accrual for warranties issued	629
Changes to pre-existing warranties (including changes in estimates)	(383)
Settlements made (in cash or in kind)	(138)
Balance at end of period	$2,906
6. Restructuring
Fourth Quarter of Fiscal 2014 Restructuring
During the fourth quarter of fiscal 2014, the Company recorded restructuring charges of approximately $1.1 million primarily consisting of severance due to workforce reductions. These severance related charges are expected to be substantially paid in cash by the second quarter of fiscal 2015.
Second Quarter of Fiscal 2014 Restructuring
During the second quarter of fiscal 2014, the Company initiated a restructuring plan designed to streamline business operations and reduce operating expenses. The total restructuring charge was approximately $8.1 million. The restructuring actions include a reduction in workforce of approximately 15%, the consolidation of certain engineering facilities, and the closure of the Company's Bolton, Massachusetts facility. All restructuring actions impacted the Connectivity segment. The restructuring plan was substantially completed by the end of the first quarter of fiscal 2015.
A summary of the restructuring and other related charges, the balance of which is included within Accrued and Other Current Liabilities on the Company's Condensed Consolidated Balance Sheets, consisted of the following:

	One-time employee termination benefits	Contract termination costs	Total
	(in thousands)
Balance at June 29, 2014	$3,236	$—	$3,236
Charges / adjustments	(373)	—	(373)
Payments	(2,099)		(2,099)
Balance at September 28, 2014	$764	$—	$764
A summary of restructuring costs, by functional line item in the condensed consolidated statements of operations is as follows:

Three Months Ended September 28, 2014
(in thousands)
Cost of goods sold	$(6)
Engineering and development	(325)
Selling and marketing	(16)
General and administrative	(26)
$(373)
7. Commitments and Contingencies
Litigation
Broadcom Patent Infringement Litigation
During fiscal 2010, Broadcom Corporation (Broadcom) filed a patent infringement lawsuit containing 300 claims against the Company alleging infringement of eleven patents. On April 3, 2012, United States District Court in the Central District of

California (District Court) issued a permanent injunction (2012 Permanent Injunction) against further sale of products found to infringe U.S. Patent 7,058,150 (the ‘150 patent) and 7,471,691 (the ‘691 patent), but permitting sales of products manufactured outside the U.S. to customers located outside the U.S., design around efforts including modifications and design, development, and testing to eliminate infringement, and service and technical support for certain products. This injunction remains in place but the effects have been mitigated in a number of ways. First, with product redesigns. Second, with license agreements from Broadcom to our customers whose products were affected by the injunction. Third, Broadcom and the Company entered into a settlement agreement on July 3, 2012 which provided the Company with a worldwide limited license to the ‘691 patent, the ‘150 patent, and U.S. Patents 6,424,194; 7,486,124 and 7,724,057 [collectively, the ‘194 Patent family], for certain fields of use including Fibre Channel applications. Under this settlement agreement, the Company paid a lump sum of approximately $58.0 million in the first quarter of fiscal 2013. Fourth, the Company and Broadcom entered into a Dismissal and Standstill Agreement described below.
Approximately $36.8 million of the $58.0 million payment was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of September 28, 2014, the unamortized prepaid license fee was approximately $12.1 million, of which approximately $3.6 million was recorded in prepaid expenses and other current assets and approximately $8.5 million was recorded in other assets. The Company recognized amortization expense related to such prepaid license fees of approximately $1.0 million during both the three months ended September 28, 2014 and September 29, 2013.
Effective March 30, 2014, the Company and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which the Company and Broadcom agreed to dismiss, without prejudice, certain claims that had been scheduled for retrial in September 2014 and not to pursue certain other claims for one year. The claims subject to standstill relate to the SerDes Patents (defined below) based solely on the use, manufacture, sale or import of certain Emulex products that were named in the original lawsuit. SerDes Patents means U.S. Patent Nos. 6,424,194; 7,038,516; 7,125,169; 7,486,124; and 7,724,057, and any reissues, foreign counterparts, continuations, continuations-in-part, divisionals or reexaminations of such patents. The Dismissal Agreement does not prevent, after the expiration of the one year standstill, Broadcom from bringing an infringement claim seeking an injunction or damages with respect to infringement of the SerDes Patents relating to the Standstill Products. In the Dismissal Agreement, Emulex agreed to pay Broadcom, a non-refundable, non-cancelable dismissal and standstill fee for $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of September 28, 2014.
Through September 28, 2014, the Company has incurred approximately $21.9 million of mitigation, product redesign and appeal related expenses, of which approximately $0.2 million and $2.5 million were recorded during the three months ended September 28, 2014 and September 29, 2013, respectively. The Company expects to incur incremental mitigation and appeal related expenses during fiscal 2015 up to approximately $0.3 million, to be recorded within operating expenses. In addition, the Company has agreed to participate in certain customer royalty obligations arising under license agreements with Broadcom with respect to the infringing products. Through September 28, 2014, the Company has recorded approximately $5.2 million in cost of sales related to such customer obligations, of which approximately $0.8 million and $0.5 million were recorded in cost of sales for the three months ended September 28, 2014 and September 29, 2013, respectively. The Company may incur additional amounts related to these obligations of approximately $5 million in future periods, all of which will reduce gross margins in the periods accrued.
While the Company has contractual commitments from its suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, and is pursuing certain claims for reimbursement against certain of its suppliers, it cannot be certain that such defense and indemnification obligations will be honored by such suppliers or that any related legal proceedings will result in any material reimbursement to the Company. This lawsuit continues to present risks with respect to U.S. sales of certain Ethernet products that could have a material adverse affect on the Company’s business, financial condition, or results of operations, including loss of patent rights, monetary damages, potential reimbursement of customer indemnification liabilities or royalty obligations, and injunction against the sale of accused products.
Shareholder Lawsuits
On May 21, 2014, a derivative shareholder complaint was filed in the United States District Court in the Central District of California (Case No. 8:14-cv-0076-DOC-JCG) alleging damages incurred by Emulex and naming eight of the Company's eleven directors as defendants. The lawsuit alleges that Emulex was damaged by expenses for the repurchases of Emulex stock and by the implementation of cost reductions. An amended federal complaint was filed on July 14, 2014 in which the original plaintiff was dropped from the complaint and a different plaintiff was added. On August 15, 2014, the Company filed a motion to dismiss the complaint, which is scheduled to be heard on November 24, 2014. Management is unable to determine whether any loss will occur or to estimate the range of such loss, therefore, no amount of loss has been accrued.

On July 17, 2014, a derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Orange (Case No. 30-2014-00734802-CU-SL-CXC) alleging damages incurred by Emulex and naming eight of the Company's eleven directors as defendants. The lawsuit alleges that Emulex was damaged by expenses for the repurchases of Emulex stock and by the implementation of cost reductions. On August 7, 2014, the parties filed a stipulation to stay the State Derivative Action pending the resolution of the motion to dismiss the Federal derivative action described in the preceding paragraph. Management is unable to determine whether any loss will occur or to estimate the range of such loss, therefore, no amount of loss has been accrued.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse affect on the Company’s consolidated financial position, results of operations or liquidity.
Other Commitments and Contingencies
The Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements, due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of September 28, 2014, the Company has not incurred any significant costs related to contractual indemnification of its customers.
8. Convertible Senior Notes
In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 15, 2018 ("Convertible Senior Notes") in a private placement offering at a price equal to 100% of the principal amount thereof. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2014. The Company may be required to pay additional interest upon occurrence in certain events as outlined in the indenture governing the Convertible Senior Notes. The Convertible Senior Notes are unsecured and rank senior to the Company's future indebtedness that is expressly subordinated to the Convertible Senior Notes, equal with existing and future indebtedness that are not so subordinated and junior to any future secured indebtedness, all existing and future debt and other liabilities of the Company's subsidiaries. As of September 28, 2014, the remaining term of the Convertible Senior Notes is 4.1 years.
The Convertible Senior Notes are convertible, subject to certain conditions, into shares of the Company's common stock at an initial conversion price of approximately $10.30 per share, or 97.13 shares of the Company's common stock per $1,000 in principal amount of the Convertible Senior Notes. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the Convertible Senior Notes. On or prior to August 15, 2018, holders may convert their Convertible Senior Notes at their option under the following circumstances: (1) during any fiscal quarter after December 29, 2013, if the closing price of the Company's common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Senior Notes was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on such date; or (3) upon the occurrence of certain corporate transactions or specified distributions described in the indenture. Upon conversion, the principal amount of the Convertible Senior Notes will be paid in cash and the conversion spread will be paid in shares or cash at the Company’s election. As of September 28, 2014, the “if-converted” value of the Convertible Notes did not exceed its principal amount and none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.
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
The Company recorded total issuance costs of approximately $5.3 million, which have been allocated on a pro-rata basis to the debt and equity components, consistent with the allocation of the Convertible Senior Notes. The debt issuance costs attributable to the liability component of approximately $4.3 million were recorded in other assets and are being amortized over the term of the Convertible Senior Notes. The debt issuance costs attributable to the equity component of approximately $1.0 million were netted against the equity component of the Convertible Senior Notes and recorded as a reduction to additional paid-in capital. Debt issuance costs, net of amortization, were approximately $3.8 million as of September 28, 2014.
The carrying values of the liability and equity components of the Convertible Senior Notes consisted of the following as of September 28, 2014:

(in thousands)
Liability component:
Principal amount	$175,000
Less: Unamortized debt discount	(27,085)
Net carrying amount	147,915
Equity component	$31,043
The following table sets forth total interest expense recognized related to the Convertible Senior Notes during the three months ended September 28, 2014 and September 29, 2013:

	Three Months Ended September 28, 2014	Three Months Ended September 29, 2013
	(in thousands)
Contractual coupon interest expense	$766	$—
Amortization of debt issuance costs	176	—
Accretion of debt discount	1,437	—
Total	$2,379	$—

Effective interest rate	6.62%	—%
9. Share Repurchase Programs
In November 2013, the Company's Board of Directors approved a $200.0 million share repurchase program that superseded the existing share repurchase program authorized in August 2008. The share repurchases are authorized to be completed through the combination of individually negotiated transactions, accelerated share buybacks, and open market purchases.
As of September 28, 2014, the Company repurchased approximately 22.5 million shares, at an average price of $6.68, for a total of approximately $150.0 million, recorded as treasury stock. No shares were repurchased during the three months ended September 28, 2014.
As of September 28, 2014, approximately $50.0 million remains under the authorized repurchase program.
10. Stock-Based Compensation

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Cost of goods sold	$116	$89
Engineering and development	1,640	1,904
Sales and marketing	1,106	1,202
General and administrative	669	1,377
	$3,531	$4,572

A summary of stock option activity for the three months ended September 28, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at June 29, 2014	2,811,919	$9.95	2.47	$0.2
Options granted	473,700	$5.20
Options exercised	(10,781)	$1.79
Options expired	(455,101)	$10.16
Options forfeited	(37,466)	$6.33
Options outstanding at September 28, 2014	2,782,271	$9.39	2.64	$0.1
Options vested and expected to vest at September 28, 2014	2,694,891	$9.51	2.55	$0.1
Options exercisable at September 28, 2014	1,961,828	$10.77	1.54	$0.1
A summary of outstanding and unvested stock awards activity for three months ended September 28, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 29, 2014	3,599,134	$7.29
Awards granted	484,799	$5.26
Awards vested	(468,413)	$7.22
Awards canceled / forfeited	(141,475)	$7.18
Awards outstanding at September 28, 2014	3,474,045	$7.02
Awards vested and expected to vest at September 28, 2014	3,121,630
A summary of Cash-Settled Unit Award activity for the three months ended September 28, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 29, 2014	322,870	$7.25
Awards granted	343,770	$5.22
Awards vested	(84,522)	$7.74
Awards canceled / forfeited	(38,160)	$6.46
Awards outstanding at September 28, 2014	543,958	$5.95
Awards vested and expected to vest at September 28, 2014	470,144
As of September 28, 2014, the liability related to Cash-Settled Unit Awards was approximately $0.6 million.

As of September 28, 2014, there was approximately $14.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
11. Income Taxes
As of September 28, 2014, the liability for income taxes associated with uncertain tax positions was approximately $40.2 million for which a reasonably reliable estimate for the period of payment cannot be made. If fully recognized, approximately $26.5 million of such liability would impact the Company’s effective tax rate. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.
The Company’s federal income tax returns for fiscal years 2008 to 2013 and California income tax returns for fiscal years 2008 to 2013 are open as the statutes of limitations have not yet expired or have been extended. The Company's federal income tax returns for fiscal 2010 to 2013 are currently under examination by the IRS. Additionally, the Company’s California income tax returns for fiscal years 2008 and 2009 are currently under examination by the California Franchise Tax Board. The Company is also currently under audit by various state and international taxing authorities. In foreign jurisdictions, with few exceptions, the Company is subject to examinations for all years subsequent to fiscal 2010. The Company does not expect any audits for these foreign jurisdictions to have a material affect on the results of operations or financial position.
The IRS completed its examination of the Company’s federal income tax returns for fiscal years 2008 and 2009 and the amended return filed for fiscal year 2007 and issued a 30-Day Letter in March 2014. In the 30-Day Letter, the IRS proposed adjustments related to the amount of "buy-in-payments" made by one of the international subsidiaries to the Company in connection with the cost-share agreement entered into by the Company and its international subsidiary in fiscal year 2008. The incremental tax liability asserted in the 30-Day Letter is approximately $70.0 million, excluding interest and penalties. Upon the 30th day from the issuance of the 30-Day Letter from the IRS, the Company began accruing additional interest and will continue to do so until resolution. The Company responded to the 30-Day Letter in May 2014, disagreeing with the IRS' proposed adjustments and the basis for its positions, and administratively appealed to the IRS Appeals Office. The IRS has assigned the audit to the IRS Office of Appeals in Los Angeles, California.
The Company has previously accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these state and federal examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues, and issuance of new regulations or case law. The ultimate resolution of these examinations could be substantially different from the Company’s estimate of any potential associated liabilities, and any resulting adjustments could have a material adverse affect on Emulex’s tax provision, net income/(loss) and cash flows.
12. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended September 28, 2014 and September 29, 2013:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands, except per share data)
Net loss	(719)	(3,641)
Shares used in computing basic and diluted net loss per share	71,042	91,444
Basic and diluted net loss per share	$(0.01)	$(0.04)
Antidilutive options and unvested stock excluded from the computations	4,146	5,955
Average market price of common stock	5.43	7.77

The antidilutive stock options and unvested stock were excluded from the computation of diluted net loss per share due to the net losses in the periods presented.
As the principal amount of the Convertible Senior Notes (Note 8) will be settled in cash upon conversion, only the conversion spread relating to the Convertible Senior Notes will be included in the calculation of diluted net income per common share. As such, the Convertible Senior Notes will have no impact on diluted net income per common share until the price of the Company's common stock exceeds the conversion price (initially $10.30, subject to adjustments) of the Convertible Senior Notes. When the market price of the Company's stock exceeds the conversion price, the effect of the additional shares that may be issued upon conversion of the Convertible Senior Notes will be included in the diluted net income per common share calculation. During the three month period ended September 28, 2014, there were no anti-dilutive shares resulting from the Convertible Senior Notes as the price of the Company's common stock did not exceed the conversion price.
13. Operating Segment Information
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

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Net revenues:
Connectivity	$97,935	$104,735
Visibility	5,874	10,097
Consolidated net revenues	$103,809	$114,832

Adjusted operating income (loss):
Connectivity	$15,918	$14,717
Visibility	(2,955)	(1,244)
Subtotal	12,963	13,473
Reconciling items:
Stock-based compensation	(3,531)	(4,572)
Amortization of intangibles	(6,954)	(7,764)
Patent litigation damages, license fees and royalties	(1,725)	(1,497)
Mitigation expenses related to the Broadcom patents	(174)	(2,519)
Restructuring activities	373	—
Other	181	(373)
Reconciling items	(11,830)	(16,725)
Operating income (loss)	$1,133	$(3,252)

	September 28, 2014	June 29, 2014
	(in thousands)
Total assets:
Connectivity	$570,083	$568,709
Visibility	146,571	149,214
	$716,654	$717,923
Goodwill:
Connectivity	$177,290	$177,290
Visibility	71,229	71,229
	$248,519	$248,519

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
We rely on OEMs and sales through distribution channels for the majority of our revenue. Our significant OEM customers include the world’s leading server and storage providers, including Cisco, Dell, EMC, Fujitsu, Hewlett-Packard, HDS, Hitachi Limited (Hitachi), Huawei, Intel Corporation (Intel), IBM, Lenovo, Micron Technology, Inc. (Micron), NEC Corporation (NEC), NetApp, Oracle, and Unisys Corporation (Unisys). Our significant distributors include ASI Computer Technologies, Inc. (ASI), Avnet, Inc. (Avnet), Digital China Technology Limited, Info X Distribution, LLC (Info X), Ingram Micro Inc. (Ingram Micro), SYNNEX Corporation (SYNNEX), and Tech Data Corporation (Tech Data). The market for networking infrastructure solutions is concentrated among large OEMs, and as such, a significant portion of our revenues are generated from sales to a limited number of customers.
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
For additional information about our operating segments, please see Note 13 in the accompanying notes to condensed consolidated financial statements under the caption “Operating Segment Information” in Part I, Item 1 of this Form 10-Q.
Product Redesign Activities and Potential Royalty Obligations
During fiscal 2010, Broadcom Corporation (Broadcom) filed a patent infringement lawsuit containing 300 claims against us alleging infringement of eleven patents. On April 3, 2012, United States District Court in the Central District of California (District Court) issued a permanent injunction (2012 Permanent Injunction) against further sale of products found to infringe U.S. Patent 7,058,150 (the ‘150 patent) and 7,471,691 (the ‘691 patent), but permitting sales of products manufactured outside the U.S. to customers located outside the U.S., design around efforts including modifications and design, development, and testing to eliminate infringement, and service and technical support for certain products. This injunction remains in place but the effects have been mitigated in a number of ways. First, with product redesigns. Second, with license agreements from Broadcom to our customers whose products were affected by the injunction. Third, Broadcom and Emulex entered into a settlement agreement on July 3, 2012 which provided us with a worldwide limited license to the ‘691 patent, the ‘150 patent, and U.S. Patents 6,424,194; 7,486,124 and 7,724,057 [collectively, the ‘194 Patent family], for certain fields of use including Fibre Channel applications.
Through September 28, 2014, we incurred approximately $21.9 million in mitigation, product redesign and appeal related expenses of which approximately $0.2 million and $2.5 million were recorded during the three months ended September 28, 2014 and September 29, 2013, respectively. We expect to incur incremental mitigation and appeal related expenses up to approximately $0.3 million, to be recorded within operating expenses, and expect the majority of such expenses to be incurred in fiscal 2015. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom related to certain Emulex infringing products. Through September 28, 2014, Emulex has recorded approximately $5.2 million in cost of sales related to such customer obligations, of which approximately $0.8 million and $0.5 million were recorded in cost of sales for the three months ended September 28, 2014 and September 29, 2013, respectively. We may incur additional amounts related to these obligations of approximately $5 million in future periods, all of which will reduce gross margins in the periods accrued.

Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of September 28, 2014.
While we have contractual commitments from our suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, and is pursuing certain claims for reimbursement against certain of our suppliers, it cannot be certain that such defense and indemnification obligations will be honored by such suppliers or that any related legal proceedings will result in any material reimbursement to us. This lawsuit continues to present risks with respect to U.S. sales of certain Ethernet products that could have a material adverse affect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, potential reimbursement of customer indemnification liabilities or royalty obligations, and injunction against the sale of accused products.
See Note 7 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended
	September 28, 2014	September 29, 2013
Net revenues	100%	100%
Cost of sales:
Cost of goods sold	35%	35%
Amortization of core and developed technology intangible assets	6%	5%
Patent litigation settlement, damages and royalties	2%	1%
Total cost of sales	43%	41%
Gross profit	57%	59%
Operating expenses:
Engineering and development	32%	35%
Selling and marketing	16%	17%
General and administrative	7%	9%
Amortization of other intangible assets	1%	1%
Total operating expenses	56%	62%
Operating income (loss)	1%	(3)%
Non-operating (expense) income, net:
Interest income	—%	—%
Interest expense	(3)%	—%
Other (expense) income, net	—%	—%
Total non-operating (expense) income, net	(3)%	—%
Loss before income taxes	(2)%	(3)%
Income tax (benefit) provision	(1)%	—%
Net loss	(1)%	(3)%
Three months ended September 28, 2014, compared to three months ended September 29, 2013
Net Revenues. Net revenues for the three months ended September 28, 2014, decreased by approximately $11.0 million, or 10%, to approximately $103.8 million, compared to approximately $114.8 million for the three months ended September 29, 2013.

Net Revenues by Operating Segment and Product Line
Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$75,800	73%	$77,980	68%	$(2,180)	(3)%
Storage Connectivity and Other Products	22,135	21%	26,755	23%	(4,620)	(17)%
Total Connectivity Segment	97,935	94%	104,735	91%	(6,800)	(6)%
Visibility Segment:
Network Visibility Products	5,874	6%	10,097	9%	(4,223)	(42)%
Total Net Revenues	$103,809	100%	$114,832	100%	$(11,023)	(10)%
Connectivity segment revenues decreased by approximately 6% for the three months ended September 28, 2014 compared to the three months ended September 29, 2013, primarily due to continuing weakness in the UNIX server and high-end storage markets.
Fibre Channel based products account for the majority, ranging from 70% - 80%, of our NCP revenues. For the three months ended September 28, 2014, Fibre Channel based product revenue decreased by approximately 4% reflecting a decrease in units shipped of approximately 5% and an increase in average selling price of approximately 1%. The Ethernet based product revenues were consistent with the three months ended September 29, 2013.
SCOP revenues for the three months ended September 28, 2014 decreased by approximately $4.6 million, or 17%, compared to the three months ended September 29, 2013. The decrease was primarily due to a decrease in revenue from bridging products of approximately 27%.
The Visibility segment consists of NVP and resulted from our acquisition of Endace on February 26, 2013. NVP revenues decreased by approximately $4.2 million, or 42% due to lower sales in the United States and Europe, Middle East and Africa.
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

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended September 28, 2014	Three Months Ended September 29, 2013	Three Months Ended September 28, 2014	Three Months Ended September 29, 2013
Net revenue percentage (1)
OEM:
EMC	—	—	—	11%
Hewlett-Packard	15%	17%	25%	23%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	16%	14%	—	—
IBM	25%	28%	29%	32%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
Direct sales to our top five customers accounted for approximately 64% of total net revenues for the three months ended September 28, 2014 compared to 67% for the three months ended September 29, 2013. Direct and indirect sales to our top five customers accounted for approximately 75% of total net revenues for the three months ended September 28, 2014, compared to approximately 79% for the three months ended September 29, 2013. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$85,785	83%	$97,524	85%	$(11,739)	(12)%
Distribution	14,555	14%	11,518	10%	$3,037	26%
End-user and Other	3,469	3%	5,790	5%	$(2,321)	(40)%
Total net revenues	$103,809	100%	$114,832	100%	$(11,023)	(10)%
The decrease in OEM net revenues for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 reflected a decrease of approximately 10% in NCP revenues and a decrease of approximately 17% in SCOP revenues. The increase in distribution revenues for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was primarily due to an increase of approximately 69% in NCP revenues generated through distributors. The decrease in end user and other revenues for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was primarily due to a decrease of approximately 41% in NVP revenues. We believe that the majority of our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. Although we view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company, they do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$66,726	64%	$67,384	59%	$(658)	(1)%
United States	21,694	21%	28,746	25%	(7,052)	(25)%
Europe, Middle East, and Africa	13,355	13%	17,860	15%	(4,505)	(25)%
Rest of the world	2,034	2%	842	1%	1,192	NM
Total net revenues	$103,809	100%	$114,832	100%	$(11,023)	(10)%
The decrease in net revenues in United States was due to a decrease of approximately 21% in NCP revenue and 38% in NVP revenues. The decrease in net revenues in Europe, Middle East, and Africa was due to a decrease of approximately 68% in NVP revenue and 35% in SCOP revenues. Asia Pacific net revenues for the three months ended September 28, 2014 slightly decreased compared to the three months ended September 29, 2013; however, Asia Pacific net revenues as a percentage of total revenues increased from the prior year quarter. We expect Asia Pacific net revenues as a percentage of total revenues to increase as our OEM customers continue to migrate towards using contract manufacturers that are predominately located in

Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Three Months Ended September 28, 2014	Gross Profit Margin	Three Months Ended September 29, 2013	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$56,353	58%	$61,995	59%	$(5,642)	(1)%
Visibility	2,761	47%	5,489	54%	(2,728)	(7)%
Total Gross Profit	$59,114	57%	$67,484	59%	$(8,370)	(2)%
Cost of sales includes the costs of producing, supporting, and managing our supply of finished products. Approximately $0.1 million of share-based compensation expense was included in both the three months ended September 28, 2014 and September 29, 2013. Approximately $6.4 million and $6.2 million of amortization of technology intangible assets was included in cost of sales for the three months ended September 28, 2014 and September 29, 2013, respectively. Our gross margin percentage decreased to 57% for the three months ended September 28, 2014 from 59% for the three months ended September 29, 2013 due to product mix and an increase in royalty expense of approximately $0.3 million related to the amended 2012 Permanent Injunction. We expect our gross margin percentage to trend downward as the portion of our revenues generated from lower margin products increases in the future, and to the extent we commit to make additional reimbursements to customers for payments made under any licensing agreement with Broadcom.
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

Engineering and Development
Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$33,640	32%	$40,411	35%	$(6,771)	(3)%
Engineering and development expenses decreased by approximately $6.8 million, or 17%, for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. Approximately $1.6 million and $1.9 million of share-based compensation expense was included in engineering and development costs for the three months ended September 28, 2014 and September 29, 2013, respectively. Salary and related expenses decreased by approximately $4.2 million due to a reduction in engineering and development headcount. In addition, new product development expense decreased by approximately $2.0 million compared to the prior year quarter primarily related to our mitigation activities for the 2012 Permanent Injunction.
Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$16,652	16%	$19,092	17%	$(2,440)	(1)%
Selling and marketing expenses decreased by approximately $2.4 million, or 13%, for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. Approximately $1.1 million and $1.2 million of share-based compensation expense was included in selling and marketing costs for the three months ended September 28, 2014 and September 29, 2013, respectively. The decrease in selling and marketing expenses was primarily due to a decrease in salary and related expenses of approximately $1.4 million due to reduction in headcount and a decrease in variable compensation of approximately $0.9 million related to sales commissions.

General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$7,089	7%	$9,629	9%	$(2,540)	(2)%
General and administrative expenses decreased by approximately $2.5 million, or 26%, for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. Approximately $0.7 million and $1.4 million of share-based compensation expense was included in general and administrative costs for the three months ended September 28, 2014 and September 29, 2013, respectively. Salary and related expenses and performance-based compensation decreased by approximately $1.6 million due to a reduction in headcount.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$600	1%	$1,604	1%	$(1,004)	—%
Amortization of other intangible assets for the three months ended September 28, 2014 decreased approximately $1.0 million compared to the three months ended September 29, 2013 due to a lower unamortized intangible assets balance at the beginning of the current three month period as a result of certain intangible assets being fully amortized in fiscal 2014.
Non-operating (Expense) Income, net. Non-operating (expense) income, net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net, was as follows (in thousands):

Non-Operating (Expense) Income, net
Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(2,751)	(3)%	$154	—%	$(2,905)	(3)%
Our non-operating expense, net increased by approximately $2.9 million for the three months ended September 28, 2014 compared to the three months ended September 29, 2013. The net increase was primarily due to interest expense and amortization of issuance costs and debt discount of approximately $2.4 million in the three months ended September 28, 2014 related to the Convertible Senior Notes issued in November 2013 (see Note 8 "Convertible Senior Notes" to the Notes to Condensed Consolidated Financial Statements).
Income Tax (Benefit) Provision. Income tax (benefit) provision was as follows (in thousands):

Income Tax (Benefit) Provision
Three Months Ended September 28, 2014	Percentage of Net Revenues	Three Months Ended September 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$(899)	(1)%	$543	—%	$(1,442)	(1)%
Income tax benefit for the three months ended September 28, 2014 was approximately $0.9 million, for an effective rate of 56% compared to income tax expense of approximately $0.5 million, for an effective tax rate of 18%. We generate the majority of our taxable earnings in countries other than the U.S., so our tax expense and effective tax rates reflect the mix of our earnings and losses in the U.S. and various international jurisdictions, including India, Ireland, Isle of Man and New Zealand, as well as our valuation allowance recorded against our U.S. deferred tax assets. The change in our effective tax rate between years was primarily driven by a tax benefit of approximately $1.7 million related to taxable unrealized currency exchange loss resulting from outstanding inter-company loans. We may recognize taxable income/loss on the unrealized foreign exchange gains/losses on our intercompany loans for tax reporting purposes in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities or changes in tax laws, due to their inherent uncertainty.
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies including inventory reserves, goodwill and purchased intangible asset valuations, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. Specific to our goodwill and intangible asset valuations policy, the annual impairment test is performed during the fourth fiscal quarter. Given the recent volatility of our market capitalization, the inherent uncertainty in forecast and identification of triggering events, and the fact that the fair value of our reporting units did not exceed their carrying value by a substantial margin during the annual impairment test during the fourth fiscal quarter, it is possible that our goodwill could become impaired in the near term which could result in a material charge. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal 2014 Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended September 28, 2014.
Recently Adopted and Recently Issued Accounting Standards
See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of the recently issued accounting standards.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalents balances, as well as funds expected to be generated from operations. At September 28, 2014, we had approximately $224.5 million in working capital and approximately $174.1 million in cash and cash equivalents as compared to approximately $213.6 million in working capital and approximately $158.4 million in cash and cash equivalents at June 29, 2014.
Our cash and cash equivalents balances are held in numerous locations throughout the world. As of September 28, 2014, our international subsidiaries held approximately 20% of our total cash and cash equivalents, which will be used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.
Cash Flow
The following table summarizes our cash flows:

	Three Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Net cash provided by (used in) provided by:
Operating activities	$20,846	$4,969
Investing activities	(4,090)	(4,533)
Financing activities	(719)	(1,239)
Effect of foreign currency translation on cash and cash equivalents	(336)	57
Increase (decrease) in cash and cash equivalents	$15,701	$(746)
Operating Activities
Cash provided by operating activities was approximately $20.8 million during the three months ended September 28, 2014 compared to approximately $5.0 million during the three months ended September 29, 2013. The current period cash provided by operating activities resulted from net loss of approximately $0.7 million, non-cash adjustments for amortization of intangible assets of approximately $7.0 million, depreciation and amortization of approximately $4.6 million and share-based compensation expense of approximately $3.5 million, and the timing of net working capital requirements.
Investing Activities
Cash used in investing activities was approximately $4.1 million during the three months ended September 28, 2014 compared to approximately $4.5 million during the three months ended September 29, 2013. The current period usage of cash was related to purchases of property and equipment. We currently expect a similar level of investment in property and equipment in the future to support our strategic objectives, although the timing may be impacted by certain project timelines and other factors.
Financing Activities
Cash used in financing activities was approximately $0.7 million during the three months ended September 28, 2014 compared to approximately $1.2 million during the three months ended September 29, 2013. The usage of cash for the three months ended September 28, 2014 and September 29, 2013 was primarily due to payroll tax withholdings on behalf of employees for restricted stock of approximately $0.8 million and $1.5 million, respectively.
Capital Resources and Prospective Needs
In November 2013, we issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018 (Convertible Senior Notes). Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The initial conversion rate is approximately 97.13 per share of our common stock per $1,000 principal amounts of the Convertible Senior Notes. The initial conversion price is approximately $10.30 per share of our common stock. See Note 8 in Part I, Item 1 on this Form 10-Q. We used a portion of the net proceeds from the offering to repurchase approximately $150.0 million of our common stock at a price per share equal to $6.68 during fiscal 2014. We intend to use the remaining net proceeds from the offering for additional share repurchases. In November 2013, our Board of Directors approved a $200.0 million share repurchase program. At September 28, 2014, we have the authority to repurchase an additional approximately $50.0 million pursuant to this authorization.
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
We have disclosed outstanding legal proceedings in Note 7 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, including the consolidated patent infringement lawsuit filed by Broadcom against us. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal Agreement pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to and arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of September 28, 2014.
We expect to incur incremental mitigation and appeal related expenses up to $0.3 million to be recorded within operating expenses, and we expect the majority of such expenses to be incurred in fiscal 2015. In addition, we continue to evaluate certain customer royalty obligations arising under their licensing agreements with Broadcom that could result in additional costs of approximately $5 million in future periods. Such costs will reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part I, Item 2 of this Form 10-Q.
Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of September 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of September 28, 2014, the carrying value of our cash equivalents approximated fair value. The Convertible Senior Notes issued in November 2013 have a fixed interest rate of 1.75%.
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
In addition, we are also exposed to foreign exchange rate risk specific to our intercompany loans denominated in a currency other than the local tax reporting currency, which results in tax expense or benefit on the unrealized exchange gain or loss in the local jurisdiction. The potential effect on net loss as of September 28, 2014 resulting from a hypothetical 10% adverse change in currency exchange rates is approximately $1.5 million lower tax benefit. As a result, fluctuations in currency exchange rates have affected, and could continue to affect our business and results of operations.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report as a result of an unremediated material weakness related to the annual goodwill impairment test, as described in further detail below.
As described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended June 29, 2014, we identified a material weakness in our internal control over financial reporting related to the annual goodwill impairment test. Specifically, our controls were not designed effectively, as management’s review controls over the third-party valuation analyses were not designed at a precise enough level to sufficiently address the reasonableness of: (i) certain assumptions estimated by management (ii) certain assumptions and calculations performed by the third-party valuation specialist and (iii) the allocation of net assets assigned to each reporting unit.
As discussed in the Form 10-K, we are implementing a remediation plan to improve our internal control over financial reporting. This remediation plan for the annual goodwill impairment test includes: (i) more robust and critical review of internal assumptions and inputs, (ii) specific review procedures with defined precision levels over third-party valuation assumptions and calculations, and (iii) overall assessment of the valuation conclusions.  The material weakness will not be considered remediated until our controls are operational for a period of time, tested, and management concludes that these controls are designed and operating effectively.
Other than the discussion above, there have been no changes in our internal control over financial reporting during the quarter ended September 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 7 in the notes to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
The following risk factors are either new risk factors or have been modified since our most recent annual report. In addition to the other information set forth in this report, you should also consider the factors discussed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2014, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K for the year ended June 29, 2014 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may be required to recognize goodwill impairment in future periods.
We test goodwill for impairment annually during the fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Given the recent volatility of our market capitalization, the inherent uncertainty in forecast and identification of triggering events, and the fact that the fair value of our reporting units did not exceed their carrying value by a substantial margin during the annual impairment test during the fourth fiscal quarter, it is possible that our goodwill could become impaired in the near term. Any such impairment would result in a non-cash charge and could have a material adverse affect our reported GAAP operating results.
A significant portion of our revenue is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the quarter ended September 28, 2014, we derived approximately 83%% of our net revenues from sales to OEM customers and approximately 14% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 88% of our revenue for the quarter ended September 28, 2014. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 75% of our net revenues for the quarter ended September 28, 2014. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.
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
In January 2014, our largest customer announced the proposed sale of their x86-based server business to an overseas competitor. The sale was completed in October 2014. During the related transition period, we may be exposed to elevated levels of demand fluctuation, forecasting uncertainty and other business risk.
Although we continue to expand our base of customers, we believe our revenues in the future continue to be derived from a limited number of customers. As a result, to the extent that sales to any of our significant customers do not increase in accordance with our expectations or are reduced or delayed, or if we are unable to collect our accounts receivables from our customers, our business, results of operations, and financial condition could be materially adversely affected.
Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.
The stock market in general and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during the twelve month period ended September 28, 2014, the sales price of our common stock ranged from a low of $4.51 per share to a high of $8.24 per share.

A takeover proposal by any third party to acquire the outstanding shares of our common stock may result in further volatility in the price of our common stock. If a takeover does not occur following announcement of a takeover proposal, for any reason, the market price of our common stock may decline.
In the past, companies, including us, that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If we were to be the subject of similar litigation in the future or experience unfavorable outcomes in any of our pending litigations, as discussed in Note 7 in the accompanying notes to our consolidated financial statements under the caption "Litigation" in Part I, Item 1 of this Form 10-Q, it could have a material adverse affect on our business, results of operations, and financial condition. Such litigation would also divert management’s attention from other business matters.

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
As of September 28, 2014, we repurchased approximately 22.5 million shares of the common stock for an aggregate purchase price of approximately $150.0 million at an average purchase price of $6.68 per share. No shares were repurchased during the three months ended September 28, 2014. As of September 28, 2014, approximately $50.0 million of the authorized repurchase program remains.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
June 30, 2014 - July 27, 2014	—	—	—	$50,000,000
July 28, 2014 - August 24, 2014	—	—	—	$50,000,000
August 25, 2014 - September 28, 2014	—	—	—	$50,000,000
Total	—	$—	—	$50,000,000
Sales of Unregistered of Equity Securities
There were no sales of unregistered equity securities for the three months ended September 28, 2014. However, in November 2013, we issued an aggregate principal amount of $175.0 million in 1.75% Convertible Senior Notes due November 2018 (Convertible Senior Notes). The Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of approximately 97.13 per share of our common stock per $1,000 principal amounts of the Convertible Notes. The initial conversion price is approximately $10.30 per share of our common stock. See Note 8 in Part I, Item 1 on this Form 10-Q.

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

Exhibit 10.1	Emulex Corporation Executive Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2014).
Exhibit 31A	Certification of the Principal Executive Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31B	Certification of the Principal Financial Officer Pursuant to 17 CFR 240.13a-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEMS 3, 4 and 5 are Not Applicable and Have Been Omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 30, 2014

EMULEX CORPORATION

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer

By:	/s/ Kyle B. Wescoat
Kyle B. Wescoat
Senior Vice President, Chief Financial Officer and Treasurer