Form 10-Q
period 2014-12-28
EMULEX CORP /DE/
filed 2015-01-30
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 28, 2014
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

As of January 21, 2015, the registrant had 71,912,370 shares of common stock outstanding.

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

•	the non-linearity and variability in the level of our revenue resulting from the variable and seasonal procurement patterns of our customers;

•	the possibility that our goodwill could become impaired in the near term which would result in a non-cash charge and could adversely affect our reported GAAP operating results;

•	any inadequacy of our intellectual property protection or our ability to obtain necessary licenses or other intellectual property rights on commercially reasonable terms;

•	our ability to attract and retain key technical personnel;

•	our ability to respond quickly to technological developments and to benefit from our research and development activities as well as government grants related thereto and delays in product development;

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

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	December 28, 2014	June 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$184,722	$158,439
Accounts receivable, net of allowance for doubtful accounts of $1,118 and $1,079 at December 28, 2014 and June 29, 2014, respectively	77,235	76,974
Inventories	23,822	25,831
Prepaid expenses and other current assets	17,109	20,029
Deferred income taxes	223	223
Total current assets	303,111	281,496
Property and equipment, net of accumulated depreciation and amortization of $159,446 and $157,780 at December 28, 2014 and June 29, 2014, respectively	58,604	59,908
Goodwill	248,519	248,519
Intangible assets, net	94,122	108,007
Other assets	18,030	19,993
Total assets	$722,386	$717,923
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	24,281	25,762
Accrued and other current liabilities	40,907	42,183
Total current liabilities	65,188	67,945
Convertible senior notes	149,374	146,478
Other liabilities	6,553	6,842
Deferred income taxes	12,543	15,550
Accrued taxes	26,462	26,462
Total liabilities	260,120	263,277
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 111,966,462 and 110,976,299 issued; 71,740,801 and 70,931,827 outstanding at December 28, 2014 and June 29, 2014, respectively	11,197	11,098
Additional paid-in capital	1,331,708	1,325,677
Accumulated deficit	(498,283)	(501,886)
Accumulated comprehensive loss	(2,972)	(1,863)
Treasury stock, at cost; 40,225,661 and 40,044,472 shares at December 28, 2014 and June 29, 2014, respectively	(379,384)	(378,380)
Total stockholders’ equity	462,266	454,646
Total liabilities and equity	$722,386	$717,923
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net revenues	$111,087	$122,996	$214,896	$237,828
Cost of sales:
Cost of goods sold	37,535	42,109	74,151	81,800
Amortization of core and developed technology intangible assets	6,355	6,239	12,709	12,399
Patent litigation settlement, damages and royalties	2,090	2,358	3,815	3,855
Total cost of sales	45,980	50,706	90,675	98,054
Gross profit	65,107	72,290	124,221	139,774
Operating expenses:
Engineering and development	33,680	42,020	67,320	82,431
Selling and marketing	16,090	19,849	32,742	38,941
General and administrative	6,456	10,407	13,545	20,036
Amortization of other intangible assets	576	1,603	1,176	3,207
Total operating expenses	56,802	73,879	114,783	144,615
Operating income (loss)	8,305	(1,589)	9,438	(4,841)
Non-operating (expense) income, net:
Interest income	2	16	3	20
Interest expense	(2,409)	(1,148)	(4,793)	(1,150)
Other (expense) income, net	(27)	(135)	(395)	17
Total non-operating (expense) income, net	(2,434)	(1,267)	(5,185)	(1,113)
Income (loss) before income taxes	5,871	(2,856)	4,253	(5,954)
Income tax provision	1,549	1,171	650	1,714
Net income (loss)	$4,322	$(4,027)	$3,603	$(7,668)
Net income (loss) per share:
Basic	$0.06	$(0.05)	$0.05	$(0.09)
Diluted	$0.06	$(0.05)	$0.05	$(0.09)
Number of shares used in per share computations:
Basic	71,459	86,881	71,250	89,162
Diluted	73,122	86,881	72,920	89,162
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net income (loss)	$4,322	$(4,027)	$3,603	$(7,668)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(616)	230	(1,109)	109
Comprehensive income (loss)	$3,706	$(3,797)	$2,494	$(7,559)
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income (loss)	$3,603	$(7,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,140	9,603
Share-based compensation expense	6,555	8,316
Amortization of intangible assets	13,885	15,606
Provision for losses on accounts receivable	39	(155)
Accretion of debt discount on convertible senior notes and amortization of debt issuance costs	3,253	765
Gain on sale or disposal of property and equipment	(6)	(25)
Deferred income taxes	(3,007)	—
Foreign currency adjustments	(234)	244
Changes in assets and liabilities:
Accounts receivable	(300)	(4,659)
Inventories	2,030	(154)
Prepaid expenses, prepaid income taxes and other assets	4,262	6,886
Accounts payable, accrued liabilities, and other liabilities	(2,328)	4,775
Net cash provided by operating activities	36,892	33,534
Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	30
Purchases of property and equipment	(9,183)	(10,036)
Net cash used in investing activities	(9,183)	(10,006)
Cash flows from financing activities:
Issuance of Convertible Senior Notes	—	175,000
Repurchase of common shares and accelerated share repurchase forward contract	(1,004)	(100,000)
Debt issuance costs	—	(5,224)
Change in restricted cash	31	24
Payroll tax withholdings on behalf of employees for restricted stock	(1,500)	(3,069)
Proceeds from issuance of common stock under stock plans	1,633	2,620
Net cash (used in) provided by financing activities	(840)	69,351
Effect of exchange rates on cash and cash equivalents	(586)	163
Net increase in cash and cash equivalents	26,283	93,042
Cash and cash equivalents at beginning of period	158,439	105,637
Cash and cash equivalents at end of period	$184,722	$198,679
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive income (loss), and cash flows. Interim results for the three and six months ended December 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2015. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
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
Supplemental Cash Flow Information

	Six Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Cash paid during the period for:
Interest	$1,540	$2
Income taxes	2,559	2,803
Non-cash investing and financing activities:
Purchases of property and equipment not paid, net	858	203
Accrued payroll tax withholdings for shares issued to employees	—	43
Release of In-Process Research & Development (IPRD) to Developed Technology	—	8,070
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

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a recurring basis:

	December 28, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$154,722	$—	$—	$154,722	$154,722
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$184,722	$—	$—	$184,722	$184,722

	June 29, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$128,439	$—	$—	$128,439	$128,439
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$158,439	$—	$—	$158,439	$158,439
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company measures the fair value of its assets acquired and liabilities assumed in a business combination, and goodwill and other long lived assets when they are held for sale or determined to be impaired. There were no such non-recurring measurements during the second quarter of fiscal 2015.
Fair Value of Financial Instruments Not Measured at Fair Value
The total fair value of the Convertible Senior Notes at December 28, 2014 was $157.5 million, which was estimated based on recent market transaction prices, a Level 2 fair value measurement.
3. Inventories
Inventories are summarized as follows:

	December 28, 2014	June 29, 2014
	(in thousands)
Raw materials	$9,143	$7,797
Finished goods	14,679	18,034
	$23,822	$25,831
4. Goodwill and Intangible Assets, net
There was no activity in goodwill during the six months ended December 28, 2014.
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
Intangible assets, net, are as follows (in thousands):

	December 28, 2014			June 29, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Core technology and patents	$77,345	$(76,692)	$653	$77,345	$(76,172)	$1,173
Developed technology	254,900	(165,558)	89,342	254,900	(152,850)	$102,050
Customer relationships	4,900	(3,535)	1,365	4,900	(3,089)	$1,811
Tradenames	8,439	(5,696)	2,743	8,439	(5,524)	$2,915
Other	287	(268)	19	287	(229)	$58
Total intangible assets, net:	$345,871	$(251,749)	$94,122	$345,871	$(237,864)	$108,007
The amortizable intangible assets are being amortized on a straight-line basis over expected useful lives ranging from approximately one to thirteen years. Aggregate amortization expense for intangible assets for the three months ended December 28, 2014 and December 29, 2013, was approximately $6.9 million and $7.8 million, respectively. Aggregate amortization expense for intangible assets during the six months ended December 28, 2014 and December 29, 2013, was approximately $13.9 million and $15.6 million, respectively
The following table presents the estimated future aggregate amortization expense of intangible assets as of December 28, 2014 (in thousands):

Remainder of 2015	$13,861
2016	26,603
2017	10,076
2018	6,678
2019	6,678
Thereafter	30,226
$94,122
5. Accrued and Other Current Liabilities
Components of accrued and other current liabilities are as follows:

	December 28, 2014	June 29, 2014
	(in thousands)
Payroll and related costs	$18,776	$16,369
Warranty liability	2,903	2,798
Accrued rebates	2,208	1,782
Sales allowances	1,791	1,778
Deferred revenues	4,681	4,749
Restructuring	6	3,236
Dismissal Agreement, patent litigation settlement, damages, and royalties payable to Broadcom Corporation (1)	5,028	4,970
Other	5,514	6,501
	$40,907	$42,183
(1) See Note 7.

The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of future costs of fulfilling its warranty obligations. Changes to the warranty liability during six months ended December 28, 2014 were:

(in thousands)
Balance at beginning of period	$2,798
Accrual for warranties issued	1,293
Changes to pre-existing warranties (including changes in estimates)	(835)
Settlements made (in cash or in kind)	(353)
Balance at end of period	$2,903
6. Restructuring
Fourth Quarter of Fiscal 2014 Restructuring
During the fourth quarter of fiscal 2014, the Company recorded restructuring charges of approximately $1.1 million primarily consisting of severance due to workforce reductions. The severance related charges were substantially paid in cash by the end of the second quarter of fiscal 2015.
Second Quarter of Fiscal 2014 Restructuring
During the second quarter of fiscal 2014, the Company initiated a restructuring plan designed to streamline business operations and reduce operating expenses. The total restructuring charge was approximately $7.5 million during the three and six months ended December 29, 2013. The restructuring actions include a reduction in workforce of approximately 15%, the consolidation of certain engineering facilities, and the closure of the Company's Bolton, Massachusetts facility. All restructuring actions impacted the Connectivity segment. The restructuring plan was substantially completed by the end of the first quarter of fiscal 2015.
A summary of the restructuring and other related charges, the balance of which is included within Accrued and Other Current Liabilities on the Company's Condensed Consolidated Balance Sheets, consisted of the following:

	One-time employee termination benefits	Contract termination costs	Total
	(in thousands)
Balance at June 29, 2014	$3,236	$—	$3,236
Charges / adjustments	(853)	—	(853)
Payments	(2,377)		(2,377)
Balance at December 28, 2014	$6	$—	$6
A summary of restructuring costs, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended December 28, 2014	Three Months Ended December 29, 2013	Six Months Ended December 28, 2014	Six Months Ended December 29, 2013
	(in thousands)
Cost of goods sold	$1	$277	$(5)	$277
Engineering and development	(48)	5,259	(373)	5,259
Selling and marketing	(419)	668	(435)	668
General and administrative	(14)	1,246	(40)	1,246
	$(480)	$7,450	$(853)	$7,450
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
Approximately $36.8 million of the $58.0 million payment was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of December 28, 2014, the unamortized prepaid license fee was approximately $11.1 million, of which approximately $3.4 million was recorded in prepaid expenses and other current assets and approximately $7.7 million was recorded in other assets. The Company recognized amortization expense related to such prepaid license fees of approximately $0.9 million and $1.0 million during the three months ended December 28, 2014 and December 29, 2013, respectively, and approximately $1.9 million and $2.0 million during the six months ended December 28, 2014 and December 29, 2013, respectively.
Effective March 30, 2014, the Company and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which the Company and Broadcom agreed to dismiss, without prejudice, certain claims that had been scheduled for retrial in September 2014 and not to pursue certain other claims for one year. The claims subject to standstill relate to the SerDes Patents (defined below) based solely on the use, manufacture, sale or import of certain Emulex products that were named in the original lawsuit. SerDes Patents means U.S. Patent Nos. 6,424,194; 7,038,516; 7,125,169; 7,486,124; and 7,724,057, and any reissues, foreign counterparts, continuations, continuations-in-part, divisionals or reexaminations of such patents. The Dismissal Agreement does not prevent, after the expiration of the one year standstill, Broadcom from bringing an infringement claim seeking an injunction or damages with respect to infringement of the SerDes Patents relating to the Standstill Products. In the Dismissal Agreement, Emulex agreed to pay Broadcom, a non-refundable, non-cancelable dismissal and standstill fee for $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of December 28, 2014.
Through December 28, 2014, the Company has incurred approximately $21.9 million of mitigation, product redesign and appeal related expenses, of which approximately $0.9 million was recorded during the three months ended December 29, 2013, and approximately $0.2 million and $3.4 million during the six months ended December 28, 2014 and December 29, 2013, respectively. The Company expects to incur incremental mitigation and appeal related expenses during fiscal 2015 up to approximately $0.2 million, to be recorded within operating expenses. In addition, the Company has agreed to participate in certain customer royalty obligations arising under license agreements with Broadcom with respect to the infringing products. Through December 28, 2014, the Company has recorded approximately $6.3 million in cost of sales related to such customer obligations, of which approximately $1.1 million and $1.3 million were recorded in cost of sales for the three months ended December 28, 2014 and December 29, 2013, respectively, and approximately $1.9 million and $1.8 million during the six months ended December 28, 2014 and December 29, 2013, respectively. The Company may incur additional amounts related to these obligations of approximately $4 million in future periods, all of which will reduce gross margins in the periods accrued.
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
Shareholder Lawsuits
On May 21, 2014, a derivative shareholder complaint was filed in the United States District Court in the Central District of California (Case No. 8:14-cv-0076-DOC-JCG) alleging damages incurred by Emulex and naming eight of the Company's eleven directors as defendants. The lawsuit alleges that Emulex was damaged by expenses for the repurchases of Emulex stock and by the implementation of cost reductions. An amended federal complaint was filed on July 14, 2014 in which the original plaintiff was dropped from the complaint and a different plaintiff was added. On August 15, 2014, the Company filed a motion to dismiss the complaint. On December 8, 2014, the Court granted Emulex's motion to dismiss in its entirety and granted plaintiff leave to amend its complaint by January 23, 2015. On January 20, 2015, plaintiff filed a notice of intent not to file an amended complaint, and indicated that it would be appealing the Court’s decision to the Ninth Circuit Court of Appeals. Management is unable to determine whether any loss will occur or to estimate the range of such loss, therefore, no amount of loss has been accrued.
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
Other Commitments and Contingencies
The Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of December 28, 2014, the Company has not incurred any significant costs related to contractual indemnification of its customers.
8. Convertible Senior Notes
In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 15, 2018 ("Convertible Senior Notes") in a private placement offering at a price equal to 100% of the principal amount thereof. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2014. The Company may be required to pay additional interest if the Company fails to comply with the reporting covenants or if the Company fails to timely file periodic reports with the SEC as outlined in the indenture governing the Convertible Senior Notes. The Convertible Senior Notes are unsecured and rank senior to the Company's future indebtedness that is expressly subordinated to the Convertible Senior Notes, equal with existing and future indebtedness that are not so subordinated and effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all existing and future debt and other liabilities and guarantees of the Company's subsidiaries. As of December 28, 2014, the remaining term of the Convertible Senior Notes was 3.9 years.
The Convertible Senior Notes are convertible, subject to certain conditions, into 97.1322 shares of the Company's common stock per $1,000 Convertible Senior Note, which is equivalent to an initial conversion price of $10.30 per share of common stock. The conversion rate is subject to adjustment for certain events as outlined in the indenture governing the Convertible Senior Notes. On or prior to the business day preceding August 15, 2018, holders may convert their Convertible Senior Notes at their option under the following circumstances: (1) during any fiscal quarter after December 29, 2013, if the closing price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Senior Notes was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on such date; or (3) upon the occurrence of certain corporate transactions or specified distributions described in the indenture. Upon conversion, the principal amount of the Convertible Senior Notes will be paid in cash and the conversion spread will be paid in shares or cash at the Company’s election. As of December 28, 2014, the “if-converted” value of the Convertible Notes did not exceed its principal amount and none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.
The Company may not redeem the Convertible Senior Notes prior to maturity. However, in the event of a Make-Whole Fundamental Change, the holders of the Convertible Senior Notes have the option to require the Company to repurchase all or a portion of their Convertible Senior Notes at a purchase price equal to 100% of the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest. Holders who convert their Convertible Senior Notes in connection with a Make-Whole

Fundamental Change, as defined in the indenture, may be entitled to an increase in the conversion rate pursuant to the Make-Whole Fundamental Change table in the indenture.
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
The Company recorded total issuance costs of approximately $5.3 million, which have been allocated on a pro-rata basis to the debt and equity components, consistent with the allocation of the Convertible Senior Notes. The debt issuance costs attributable to the liability component of approximately $4.3 million were recorded in other assets and are being amortized over the term of the Convertible Senior Notes. The debt issuance costs attributable to the equity component of approximately $1.0 million were netted against the equity component of the Convertible Senior Notes and recorded as a reduction to additional paid-in capital. Debt issuance costs, net of amortization, were approximately $3.6 million as of December 28, 2014.
The carrying values of the liability and equity components of the Convertible Senior Notes consisted of the following as of December 28, 2014:

(in thousands)
Liability component:
Principal amount	$175,000
Less: Unamortized debt discount	(25,626)
Net carrying amount	149,374
Equity component	$31,043
The following table sets forth total interest expense recognized related to the Convertible Senior Notes during the three and six months ended December 28, 2014 and December 29, 2013:

	Three Months Ended December 28, 2014	Three Months Ended December 29, 2013	Six Months Ended December 28, 2014	Six Months Ended December 29, 2013
	(in thousands)
Contractual coupon interest expense	$766	$383	$1,531	$383
Amortization of debt issuance costs	181	79	357	79
Accretion of debt discount	1,459	686	2,896	686
Total	$2,406	$1,148	$4,784	$1,148

Effective interest rate	6.62%	6.62%	6.62%	6.62%
9. Share Repurchase Programs
In November 2013, the Company's Board of Directors approved a $200.0 million share repurchase program that superseded the existing share repurchase program authorized in August 2008. The share repurchases are authorized to be completed through the combination of individually negotiated transactions, accelerated share buybacks, and open market purchases.
During the three and six months ended December 28, 2014, the Company repurchased approximately 0.2 million shares at an average price of $5.54 for a total of approximately $1.0 million.
As of December 28, 2014, approximately $49.0 million remains under the authorized repurchase program.
10. Stock-Based Compensation

A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Cost of goods sold	$72	$147	$188	$236
Engineering and development	1,246	1,132	2,886	3,036
Sales and marketing	1,122	874	2,228	2,076
General and administrative	584	1,591	1,253	2,968
	$3,024	$3,744	$6,555	$8,316

A summary of stock option activity for the six months ended December 28, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at June 29, 2014	2,811,919	$9.95	2.47	$0.2
Options granted	255,505	$5.18
Options exercised	(11,887)	$1.92
Options expired	(575,242)	$13.09
Options forfeited	(37,495)	$6.89
Options outstanding at December 28, 2014	2,442,800	$8.80	2.87	$0.5
Options vested and expected to vest at December 28, 2014	2,363,499	$8.91	2.78	$0.4
Options exercisable at December 28, 2014	1,637,506	$10.25	1.66	$0.2
A summary of outstanding and unvested stock awards activity for six months ended December 28, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 29, 2014	3,599,134	$7.29
Awards granted	1,341,249	$5.27
Awards vested	(875,731)	$7.14
Awards canceled / forfeited	(299,780)	$7.28
Awards outstanding at December 28, 2014	3,764,872	$6.61
Awards vested and expected to vest at December 28, 2014	3,355,083
A summary of Cash-Settled Unit Award activity for the six months ended December 28, 2014 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 29, 2014	322,870	$7.25
Awards granted	1,110,427	$5.26
Awards vested	(84,522)	$7.74
Awards canceled / forfeited	(71,680)	$6.94
Awards outstanding at December 28, 2014	1,277,095	$5.51
Awards vested and expected to vest at December 28, 2014	1,105,935
As of December 28, 2014, the liability related to Cash-Settled Unit Awards was approximately $1.1 million.

As of December 28, 2014, there was approximately $18.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.4 years.
11. Income Taxes
As of December 28, 2014, the total gross liability for income taxes associated with uncertain tax positions was approximately $40.2 million. If fully recognized, approximately $26.5 million of the $40.2 million would impact the Company’s effective tax rate. The Company cannot make a reasonably reliable estimate of the period of payment for this liability. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.
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
The Company has previously accrued for what it believes are adequate amounts of tax and related interest, if any, that may result from these state and federal examinations. Such accruals are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with tax authorities, identification of new issues, and issuance of new regulations or case law. The ultimate resolution of these examinations could be substantially different from the Company’s estimate of any potential associated liabilities, and any resulting adjustments could have a material adverse effect on Emulex’s tax provision, net income/(loss) and cash flows.
12. Net Income (Loss) Per Share
Net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding for the three and six months ended December 28, 2014 and December 29, 2013:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands, except per share data)
Numerator
Net income (loss)	4,322	(4,027)	3,603	(7,668)
Less: Undistributed earnings allocated to participating securities	—	—	(1)	—
Undistributed earnings allocated to the Company’s common stockholders for basic net income (loss) per share	$4,322	$(4,027)	$3,602	$(7,668)
Undistributed earnings allocated to the Company’s common stockholders for diluted net income (loss) per share	$4,322	$(4,027)	$3,602	$(7,668)

Denominator
Denominator for basic net income (loss) per share- weighted average shares outstanding	71,459	86,881	71,250	89,162
Effect of dilutive securities:
Dilutive options outstanding, unvested stock units, and ESPP	1,663	—	1,670	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	73,122	86,881	72,920	89,162
Basic net income (loss) per share	$0.06	$(0.05)	$0.05	$(0.09)
Diluted net income (loss) per share	$0.06	$(0.05)	$0.05	$(0.09)
Antidilutive options and unvested stock excluded from the computations	2,563	5,281	2,525	5,623
Average market price of common stock	$5.36	$7.44	$5.40	$7.61

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award's exercise or vesting being greater than the average market price of the common shares or due to the Company incurring net losses for the periods presented.
As the principal amount of the Convertible Senior Notes (Note 8) will be settled in cash upon conversion, only the conversion spread relating to the Convertible Senior Notes will be included in the calculation of diluted net income per common share. As such, the Convertible Senior Notes will have no impact on diluted net income per common share until the price of the Company's common stock exceeds the conversion price (initially $10.30, subject to adjustments) of the Convertible Senior Notes. When the market price of the Company's stock exceeds the conversion price, the effect of the additional shares that may be issued upon conversion of the Convertible Senior Notes will be included in the diluted net income per common share calculation. During the three and six month period ended December 28, 2014, there were no anti-dilutive shares resulting from the Convertible Senior Notes as the price of the Company's common stock did not exceed the conversion price.
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

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
	(in thousands)
Net revenues:
Connectivity	$104,801	$113,348	$202,736	$218,083
Visibility	6,286	9,648	12,160	19,745
Consolidated net revenues	$111,087	$122,996	$214,896	$237,828

Adjusted operating income (loss):
Connectivity	$22,708	$22,143	38,625	36,860
Visibility	(2,562)	(1,488)	(5,516)	(2,732)
Subtotal	20,146	20,655	33,109	34,128
Reconciling items:
Stock-based compensation	(3,024)	(3,744)	(6,555)	(8,316)
Amortization of intangibles	(6,931)	(7,842)	(13,885)	(15,606)
Patent litigation damages, license fees and royalties	(2,090)	(2,358)	(3,815)	(3,855)
Mitigation expenses related to the Broadcom patents	(8)	(930)	(182)	(3,449)
Restructuring activities	480	(7,450)	853	(7,450)
Other	(268)	80	(87)	(293)
Reconciling items	(11,841)	(22,244)	(23,671)	(38,969)
Operating income (loss)	$8,305	$(1,589)	9,438	(4,841)

			December 28, 2014	June 29, 2014
			(in thousands)
Total assets:
Connectivity			$537,457	$568,709
Visibility			184,929	149,214
			$722,386	$717,923
Goodwill:
Connectivity			$177,290	$177,290
Visibility			71,229	71,229
			$248,519	$248,519

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
Business Operating Segments
With our acquisition of Endace, our network connectivity, monitoring and management solutions are now broken into two business operating segments consisting of three product lines. Beginning with the first quarter of fiscal 2014, our Connectivity Segment (formerly referred to as the Networking segment), which consists of legacy Emulex products, includes two product lines - Network Connectivity Products (NCP) and Storage Connectivity and Other Products (SCOP). We believe that this product line reporting is more consistent with how third party analysts view our addressable networking segment markets, and provides a more transparent view of our business. Our Visibility Segment consists of Network Visibility Products (NVP) acquired through the Endace acquisition.
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
Through December 28, 2014, we incurred approximately $21.9 million in mitigation, product redesign and appeal related expenses of which approximately $0.9 million was recorded during the three months ended December 29, 2013, and approximately $0.2 million and $3.4 million during the six months ended December 28, 2014 and December 29, 2013, respectively. We expect to incur incremental mitigation and appeal related expenses up to approximately $0.2 million, to be recorded within operating expenses, and expect the majority of such expenses to be incurred in fiscal 2015. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom related to certain Emulex infringing products. Through December 28, 2014, Emulex has recorded approximately $6.3 million in cost of sales related to such customer obligations, of which approximately $1.1 million and $1.3 million were recorded in cost of sales for the three months ended December 28, 2014 and December 29, 2013, respectively, and approximately $1.9 million and $1.8 million during the six months ended December 28, 2014 and December 29, 2013, respectively. We may incur additional amounts related to these obligations of approximately $4 million in future periods, all of which will reduce gross margins in the periods accrued.
Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of December 28, 2014.
While we have contractual commitments from our suppliers concerning the defense and indemnification of certain Broadcom claims relating to certain technology provided by such suppliers, and is pursuing certain claims for reimbursement against certain of our suppliers, it cannot be certain that such defense and indemnification obligations will be honored by such suppliers or that any related legal proceedings will result in any material reimbursement to us. This lawsuit continues to present risks with respect to U.S. sales of certain Ethernet products that could have a material adverse effect on our business, financial condition, or results of operations, including loss of patent rights, monetary damages, potential reimbursement of customer indemnification liabilities or royalty obligations, and injunction against the sale of accused products.
See Note 7 in the accompanying notes to condensed consolidated financial statements under the caption “Litigation” in Part I, Item 1 of this Form 10-Q.
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net revenues	100%	100%	100%	100%
Cost of sales:
Cost of goods sold	34%	34%	34%	34%
Amortization of core and developed technology intangible assets	5%	5%	6%	5%
Patent litigation settlement, damages and royalties	2%	2%	2%	2%
Total cost of sales	41%	41%	42%	41%
Gross profit	59%	59%	58%	59%
Operating expenses:
Engineering and development	30%	34%	31%	35%
Selling and marketing	15%	16%	15%	16%
General and administrative	6%	9%	7%	8%
Amortization of other intangible assets	1%	1%	1%	2%
Total operating expenses	52%	60%	54%	61%
Operating income (loss)	7%	(1)%	4%	(2)%
Non-operating (expense) income, net:
Interest income	—%	—%	—%	—%
Interest expense	(2)%	(1)%	(2)%	—%
Other (expense) income, net	—%	—%	—%	—%
Total non-operating (expense) income, net	(2)%	(1)%	(2)%	—%
Income (loss) before income taxes	5%	(2)%	2%	(2)%
Income tax provision	1%	1%	—%	1%
Net income (loss)	4%	(3)%	2%	(3)%

Three months ended December 28, 2014, compared to three months ended December 29, 2013
Net Revenues. Net revenues for the three months ended December 28, 2014, decreased by approximately $11.9 million, or 10%, to approximately $111.1 million, compared to approximately $123.0 million for the three months ended December 29, 2013.
Net Revenues by Operating Segment and Product Line
Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$82,729	74%	$87,205	71%	$(4,476)	(5)%
Storage Connectivity and Other Products	22,072	20%	26,143	21%	(4,071)	(16)%
Total Connectivity Segment	104,801	94%	113,348	92%	(8,547)	(8)%
Visibility Segment:
Network Visibility Products	6,286	6%	9,648	8%	(3,362)	(35)%
Total Net Revenues	$111,087	100%	$122,996	100%	$(11,909)	(10)%
Connectivity segment revenues decreased by approximately 8% for the three months ended December 28, 2014 compared to the three months ended December 29, 2013, primarily due to continuing weakness in the UNIX server and high-end storage markets.
Fibre Channel based products account for the majority, ranging from 70% - 80%, of our NCP revenues. For the three months ended December 28, 2014, Fibre Channel based product revenue decreased by approximately 3% primarily due to a decrease in units shipped of approximately 3%. The Ethernet based product revenues decreased by approximately 12% reflecting a decrease in average selling price of approximately 8% and a decrease in units shipped of approximately 5%.
SCOP revenues for the three months ended December 28, 2014 decreased by approximately $4.1 million, or 16%, compared to the three months ended December 29, 2013. The decrease was primarily due to a decrease in revenue from bridging products of approximately 30%.
The Visibility segment consists of NVP and resulted from our acquisition of Endace on February 26, 2013. NVP revenues decreased by approximately $3.4 million, or 35%, primarily due to lower sales in the United States.
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

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended December 28, 2014	Three Months Ended December 29, 2013	Three Months Ended December 28, 2014	Three Months Ended December 29, 2013
Net revenue percentage (1)
OEM:
EMC	—	—	—	11%
Hewlett-Packard	12%	16%	23%	21%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	14%	11%	—	—
IBM	30%	30%	25%	35%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
Direct sales to our top five customers accounted for approximately 64% of total net revenues for the three months ended December 28, 2014 compared to 66% for the three months ended December 29, 2013. Direct and indirect sales to our top five customers accounted for approximately 71% of total net revenues for the three months ended December 28, 2014, compared to approximately 77% for the three months ended December 29, 2013. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$93,019	84%	$102,235	83%	$(9,216)	(9)%
Distribution	15,070	13%	16,424	13%	$(1,354)	(8)%
End-user and Other	2,998	3%	4,337	4%	$(1,339)	(31)%
Total net revenues	$111,087	100%	$122,996	100%	$(11,909)	(10)%
The decrease in OEM net revenues for the three months ended December 28, 2014 compared to the three months ended December 29, 2013 reflected a decrease of approximately 7% in NCP revenues and a decrease of approximately 15% in SCOP revenues. The decrease in distribution revenues for the three months ended December 28, 2014 compared to the three months ended December 29, 2013 was primarily due to a decrease of approximately 39% in NVP revenues generated through distributors. The decrease in end user and other revenues for the three months ended December 28, 2014 compared to the three months ended December 29, 2013 was primarily due to a decrease of approximately 30% in NVP revenues. We believe that the majority of our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. Although we view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company, they do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.

Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$74,756	67%	$71,169	58%	$3,587	5%
United States	18,887	17%	34,012	28%	(15,125)	(44)%
Europe, Middle East, and Africa	16,441	15%	17,176	14%	(735)	(4)%
Rest of the world	1,003	1%	639	NM	364	57%
Total net revenues	$111,087	100%	$122,996	100%	$(11,909)	(10)%
The decrease in net revenues in United States was primarily due to a decrease of approximately 44% in NCP revenues. The increase in net revenues in Asia Pacific was primarily due to an increase of approximately 12% in NCP revenues. We expect Asia Pacific net revenues as a percentage of total revenues to increase as our OEM customers continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Three Months Ended December 28, 2014	Gross Profit Margin	Three Months Ended December 29, 2013	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$62,468	60%	$66,261	58%	$(3,793)	2%
Visibility	2,639	42%	6,029	62%	(3,390)	(20)%
Total Gross Profit	$65,107	59%	$72,290	59%	$(7,183)	—%
Cost of sales includes the costs of producing, supporting, and managing our supply of finished products. Approximately $0.1 million of share-based compensation expense was included in both the three months ended December 28, 2014 and December 29, 2013. Approximately $6.4 million and $6.2 million of amortization of technology intangible assets was included in cost of sales for the three months ended December 28, 2014 and December 29, 2013, respectively. Our gross margin percentage for the three months ended December 28, 2014 was consistent with the three months ended December 29, 2013 due to favorable product mix in the Connectivity segment and a decrease in royalty expense of approximately $0.2 million related to the amended 2012 Permanent Injunction, offset by unfavorable product mix in the Visibility segment. For the three month period ending December 28, 2014, the Visibility segment gross margin was further negatively impacted by an excess and obsolete inventory charge for older generation products and incremental amortization of core and developed technology intangible assets resulting from the release of In-Process Research and Development to developed technology primarily in the latter half of fiscal 2014. We expect our consolidated gross margin percentage to trend downward as the portion of our revenues generated from lower margin products increases in the future, and to the extent we commit to make additional reimbursements to customers for payments made under any licensing agreement with Broadcom.
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

Engineering and Development
Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$33,680	30%	$42,020	34%	$(8,340)	(4)%
Engineering and development expenses decreased by approximately $8.3 million, or 20%, for the three months ended December 28, 2014 compared to the three months ended December 29, 2013. Approximately $1.2 million and $1.1 million of share-based compensation expense was included in engineering and development costs for the three months ended December 28, 2014 and December 29, 2013, respectively. Salary and related expenses decreased by approximately $7.3 million due to a reduction in engineering and development headcount. In addition, fixed and training expenses both decreased by approximately $0.2 million compared to the prior year quarter primarily related to depreciation expense and cost reduction efforts.
Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$16,090	15%	$19,849	16%	$(3,759)	(1)%
Selling and marketing expenses decreased by approximately $3.8 million, or 19%, for the three months ended December 28, 2014 compared to the three months ended December 29, 2013. Approximately $1.1 million and $0.9 million of share-based compensation expense was included in selling and marketing costs for the three months ended December 28, 2014 and December 29, 2013, respectively. The decrease in selling and marketing expenses was primarily due to a decrease in salary and related expenses of approximately $2.1 million as a result of a reduction in headcount, and a decrease in outside services and other expenses of approximately $0.6 million resulting from additional efforts to control costs.
General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$6,456	6%	$10,407	9%	$(3,951)	(3)%
General and administrative expenses decreased by approximately $4.0 million, or 38%, for the three months ended December 28, 2014 compared to the three months ended December 29, 2013. Approximately $0.6 million and $1.6 million of share-based compensation expense was included in general and administrative costs for the three months ended December 28, 2014 and December 29, 2013, respectively. Salary and related expenses decreased by approximately $2.4 million due to a reduction in headcount.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$576	1%	$1,603	1%	$(1,027)	—%
Amortization of other intangible assets for the three months ended December 28, 2014 decreased approximately $1.0 million compared to the three months ended December 29, 2013 due to a lower unamortized intangible assets balance at the beginning of the current three month period as a result of certain intangible assets being fully amortized in fiscal 2014. As noted elsewhere in this Form 10-Q, given the recent volatility of our market capitalization, the inherent uncertainty in forecast and identification of triggering events, and the fact that the fair value of our reporting units did not exceed their carrying value by a substantial margin during the annual impairment test during the fourth fiscal quarter, it is possible that our goodwill could become impaired in the near term which could result in a material charge.

Non-operating (Expense) Income, net. Non-operating (expense) income, net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net, was as follows (in thousands):

Non-Operating (Expense) Income, net
Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(2,434)	(2)%	$(1,267)	(1)%	$(1,167)	(1)%
Our non-operating expense, net increased by approximately $1.2 million for the three months ended December 28, 2014 compared to the three months ended December 29, 2013. The net increase was primarily due to interest expense and amortization of issuance costs and debt discount of approximately $2.4 million in the three months ended December 28, 2014 compared to approximately $1.1 million in the three months ended December 29, 2013 related to the Convertible Senior Notes issued in November 2013 (see Note 8 "Convertible Senior Notes" to the Notes to Condensed Consolidated Financial Statements).
Income Tax (Benefit) Provision. Income tax (benefit) provision was as follows (in thousands):

Income Tax Provision (Benefit)
Three Months Ended December 28, 2014	Percentage of Net Revenues	Three Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$1,549	1%	$1,171	1%	$378	—%
Income tax expense for the three months ended December 28, 2014 was approximately $1.5 million, for an effective rate of 26% compared to approximately $1.2 million, for an effective tax rate of 41% for the three months ended December 29, 2013. We generate the majority of our taxable earnings in countries other than the U.S., so our tax expense and effective tax rates reflect the mix of our earnings and losses in the U.S. and various international jurisdictions, including India, Ireland, Isle of Man and New Zealand, as well as our valuation allowance recorded against our U.S. deferred tax assets. The current year tax provision was primarily driven by approximately $2.6 million related to the restructuring of our outstanding intercompany loans which was partially offset by approximately $0.7 million from taxable unrealized currency exchange losses resulting from outstanding intercompany loans. We may continue to recognize taxable income/loss on the unrealized foreign exchange gains/losses on our intercompany loans for tax reporting purposes in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities, specifically our current IRS audit, or changes in tax laws, due to their inherent uncertainty and our inability to reliably predict the ultimate outcome at the current time.
Six months ended December 28, 2014, compared to six months ended December 29, 2013
Net Revenues. Net revenues for the six months ended December 28, 2014, decreased by approximately $22.9 million, or 10%, to approximately $214.9 million, compared to approximately $237.8 million for the six months ended December 29, 2013.
Net Revenues by Operating Segment and Product Line

Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$158,529	74%	$165,185	70%	$(6,656)	(4)%
Storage Connectivity and Other Products	44,207	20%	52,898	22%	(8,691)	(16)%
Total Connectivity Segment	202,736	94%	218,083	92%	(15,347)	(7)%
Visibility Segment:
Network Visibility Products	12,160	6%	19,745	8%	(7,585)	(38)%
Total Net Revenues	$214,896	100%	$237,828	100%	$(22,932)	(10)%
Connectivity segment revenues decreased by approximately 7% for the six months ended December 28, 2014 compared to the six months ended December 29, 2013, primarily due to continuing weakness in the UNIX server and high-end storage markets.
Fibre Channel based products account for the majority, ranging from 70% - 80%, of our NCP revenues. For the six months ended December 28, 2014, Fibre Channel based product revenue decreased by approximately 3% reflecting a decrease in units shipped of approximately 4% partially offset by an increase in average selling price of approximately 1%. The Ethernet based product revenues decreased by approximately 6% reflecting a decrease in units shipped of approximately 4% and a decrease in average selling price of approximately 3%.
SCOP revenues for the six months ended December 28, 2014 decreased by approximately $8.7 million, or 16%, compared to the six months ended December 29, 2013. The decrease was primarily due to a decrease in revenue from bridging products of approximately 28%.
NVP revenues decreased by approximately $7.6 million, or 38%, due to lower sales in the United States and Europe, Middle East and Africa.
Net Revenues by Major Customers
Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Six Months Ended December 28, 2014	Six Months Ended December 29, 2013	Six Months Ended December 28, 2014	Six Months Ended December 29, 2013
Net revenue percentage (1)
OEM:
EMC	—	—	—	11%
Hewlett-Packard	14%	17%	24%	22%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	15%	12%	—	—
IBM	27%	29%	27%	34%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 64% of total net revenues for the six months ended December 28, 2014 compared to 65% for the six months ended December 29, 2013. Direct and indirect sales to our top five customers accounted for approximately 72% of total net revenues for the six months ended December 28, 2014, compared to approximately 78% for the six months ended December 29, 2013. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$178,804	83%	$199,759	84%	$(20,955)	(10)%
Distribution	29,625	14%	27,942	12%	$1,683	6%
End-user and Other	6,467	3%	10,127	4%	$(3,660)	(36)%
Total net revenues	$214,896	100%	$237,828	100%	$(22,932)	(10)%
The decrease in OEM net revenues for the six months ended December 28, 2014 compared to the six months ended December 29, 2013 reflected a decrease of approximately 8% in NCP revenues and a decrease of approximately 16% in SCOP revenues. The increase in distribution revenues for the six months ended December 28, 2014 compared to the six months ended December 29, 2013 was primarily due to an increase of approximately 31% in NCP revenues generated through distributors. The decrease in end user and other revenues for the six months ended December 28, 2014 compared to the six months ended December 29, 2013 was primarily due to a decrease of approximately 36% in NVP revenues.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$141,482	66%	$138,553	58%	$2,929	2%
United States	40,581	19%	62,758	26%	(22,177)	(35)%
Europe, Middle East, and Africa	29,796	14%	35,036	15%	(5,240)	(15)%
Rest of the world	3,037	1%	1,481	1%	1,556	NM
Total net revenues	$214,896	100%	$237,828	100%	$(22,932)	(10)%
The decrease in net revenues in United States was due to a decrease of approximately 34% in NCP revenue and 40% in NVP revenue. The decrease in net revenues in Europe, Middle East, and Africa was due to a decrease of approximately 42% in NVP revenue and 32% in SCOP revenue. Asia Pacific net revenues for the six months ended December 28, 2014 increased slightly compared to the six months ended December 29, 2013. We expect Asia Pacific net revenues as a percentage of total revenues to increase as our OEM customers continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Six Months Ended December 28, 2014	Gross Profit Margin	Six Months Ended December 29, 2013	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$118,821	59%	$128,256	59%	$(9,435)	—%
Visibility	5,400	44%	11,518	58%	(6,118)	(14)%
Total Gross Profit	$124,221	58%	$139,774	59%	$(15,553)	(1)%
Approximately $0.2 million of share-based compensation expense was included in both the six months ended December 28, 2014 and December 29, 2013. Approximately $12.7 million and $12.4 million of amortization of technology intangible assets was included in cost of sales for the six months ended December 28, 2014 and December 29, 2013, respectively. Our gross margin percentage decreased to 58% for the six months ended December 28, 2014 from 59% for the six months ended December 29, 2013 due to an unfavorable product mix in the Visibility segment. For the six month period ending December 28, 2014, the Visibility segment gross margin was further unfavorably impacted by an excess and obsolete inventory charge for older generation products and incremental amortization of core and developed technology intangible assets resulting from the release of In-Process Research and Development to developed technology primarily in the latter half of fiscal 2014. We expect our consolidated gross margin percentage to trend downward as the portion of our revenues generated from lower margin products increases in the future, and to the extent we commit to make additional reimbursements to customers for payments made under any licensing agreement with Broadcom.
Engineering and Development. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
67,320	31%	$82,431	35%	$(15,111)	(4)%
Engineering and development expenses decreased by approximately $15.1 million, or 18%, for the six months ended December 28, 2014 compared to the six months ended December 29, 2013. Approximately $2.9 million and $3.0 million of share-based compensation expense was included in engineering and development costs for the six months ended December 28, 2014 and December 29, 2013, respectively. Salary and related expenses decreased by approximately $11.4 million due to a reduction in engineering and development headcount. New product development expense decreased by approximately $1.9 million compared to the prior year primarily related to our mitigation activities for the 2012 Permanent Injunction. In addition, fixed and training expenses decreased by approximately $0.5 million and $0.4 million, respectively, compared to the prior year primarily related to depreciation expense and cost reduction efforts.
Selling and Marketing. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$32,742	15%	$38,941	16%	$(6,199)	(1)%
Selling and marketing expenses decreased by approximately $6.2 million, or 16%, for the six months ended December 28, 2014 compared to the six months ended December 29, 2013. Approximately $2.2 million and $2.1 million of share-based compensation expense was included in selling and marketing costs for the six months ended December 28, 2014 and December 29, 2013, respectively. The decrease in selling and marketing expenses was primarily due to a decrease in salary and related expenses of approximately $3.5 million due to reduction in headcount, a decrease in variable compensation of approximately $1.3 million related to sales commissions, and a decrease in outside services and other expenses of approximately $0.9 million due to additional efforts to control costs.
General and Administrative. General and administrative expenses were as follows (in thousands):

General and Administrative
Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$13,545	7%	$20,036	8%	$(6,491)	(1)%
General and administrative expenses decreased by approximately $6.5 million, or 32%, for the six months ended December 28, 2014 compared to the six months ended December 29, 2013. Approximately $1.3 million and $3.0 million of share-based compensation expense was included in general and administrative costs for the six months ended December 28, 2014 and December 29, 2013, respectively. Salary and related expenses decreased by approximately $4.0 million due to a reduction in headcount. In addition, rent expense decreased by approximately $0.6 million primarily due to contract termination costs incurred in the prior year.
Amortization of Other Intangible Assets. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$1,176	1%	$3,207	2%	$(2,031)	(1)%
Amortization of other intangible assets for the six months ended December 28, 2014 decreased approximately $2.0 million compared to the six months ended December 29, 2013 due to a lower unamortized intangible assets balance at the beginning of the current six month period as a result of certain intangible assets being fully amortized in fiscal 2014. As noted elsewhere in this Form 10-Q, given the recent volatility of our market capitalization, the inherent uncertainty in forecast and identification of triggering events, and the fact that the fair value of our reporting units did not exceed their carrying value by a substantial margin during the annual impairment test during the fourth fiscal quarter, it is possible that our goodwill could become impaired in the near term which could result in a material charge.
Non-operating (Expense) Income, net. Our non-operating (expense) income, net, was as follows (in thousands):

Non-Operating (Expense) Income, net
Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(5,185)	(2)%	$(1,113)	—%	$(4,072)	(2)%
Our non-operating expense, net increased by approximately $4.1 million for the six months ended December 28, 2014 compared to the six months ended December 29, 2013. The net increase was primarily due to interest expense and amortization of issuance costs and debt discount of approximately $4.8 million in the six months ended December 28, 2014 compared to approximately $1.1 million in the six months ended December 29, 2013 related to the Convertible Senior Notes issued in November 2013 (see Note 8 "Convertible Senior Notes" to the Notes to Condensed Consolidated Financial Statements).
Income Tax (Benefit) Provision. Income tax (benefit) provision was as follows (in thousands):

Income Tax Provision (Benefit)
Six Months Ended December 28, 2014	Percentage of Net Revenues	Six Months Ended December 29, 2013	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$650	—%	$1,714	1%	$(1,064)	(1)%
Income tax expense for the six months ended December 28, 2014 was approximately $0.7 million, for an effective rate of 15% compared to approximately $1.7 million, for an effective tax rate of 29% for the six months ended December 29, 2013. We generate the majority of our taxable earnings in countries other than the U.S., so our tax expense and effective tax rates reflect the mix of our earnings and losses in the U.S. and various international jurisdictions, including India, Ireland, Isle of Man and New Zealand, as well as our valuation allowance recorded against our U.S. deferred tax assets. The current year tax provision was primarily driven by approximately $2.6 million related to the restructuring of our outstanding intercompany loans which was partially offset by approximately $2.4 million from taxable unrealized currency exchange losses resulting from outstanding intercompany loans. We may recognize taxable income/loss on the unrealized foreign exchange gains/losses on our intercompany loans for tax reporting purposes in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities, specifically our current IRS audit, or changes in tax laws, due to their inherent uncertainty and our inability to reliably predict the ultimate outcome at the current time.

Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies including inventory reserves, goodwill and purchased intangible asset valuations, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. Specific to our goodwill and intangible asset valuations policy, the annual impairment test is performed during the fourth fiscal quarter. Given the recent volatility of our market capitalization, the inherent uncertainty in forecast and identification of triggering events, and the fact that the fair value of our reporting units did not exceed their carrying value by a substantial margin during the annual impairment test during the fourth fiscal quarter, it is possible that our goodwill could become impaired in the near term which could result in a material charge. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal 2014 Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended December 28, 2014.
Recently Adopted and Recently Issued Accounting Standards
See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of the recently issued accounting standards.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalents balances, as well as funds expected to be generated from operations. At December 28, 2014, we had approximately $237.9 million in working capital and approximately $184.7 million in cash and cash equivalents as compared to approximately $213.6 million in working capital and approximately $158.4 million in cash and cash equivalents at June 29, 2014.
Our cash and cash equivalents balances are held in numerous locations throughout the world. As of December 28, 2014, our international subsidiaries held approximately 36% of our total cash and cash equivalents, which will be primarily used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.

Cash Flow
The following table summarizes our cash flows:

	Six Months Ended
	December 28, 2014	December 29, 2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$36,892	$33,534
Investing activities	(9,183)	(10,006)
Financing activities	(840)	69,351
Effect of foreign currency translation on cash and cash equivalents	(586)	163
Increase in cash and cash equivalents	$26,283	$93,042
Operating Activities
Cash provided by operating activities was approximately $36.9 million during the six months ended December 28, 2014 compared to approximately $33.5 million during the six months ended December 29, 2013. The current period cash provided by operating activities resulted from net income of approximately $3.6 million, non-cash adjustments for amortization of intangible assets of approximately $13.9 million, depreciation and amortization of approximately $9.1 million and share-based compensation expense of approximately $6.6 million, and the timing of net working capital requirements.
Investing Activities
Cash used in investing activities was approximately $9.2 million during the six months ended December 28, 2014 compared to approximately $10.0 million during the six months ended December 29, 2013. The current period usage of cash was related to purchases of property and equipment. We currently expect a similar level of investment in property and equipment in the future to support our strategic objectives, although the timing may be impacted by certain project timelines and other factors.
Financing Activities
Cash used in financing activities was approximately $0.8 million during the six months ended December 28, 2014 compared to cash provided by financing activities of approximately $69.4 million during the six months ended December 29, 2013. The usage of cash for the six months ended December 28, 2014 was primarily due to share repurchases of approximately $1.0 million and payroll tax withholdings on behalf of employees for restricted stock of approximately $1.5 million partially offset by proceeds from issuance of common stock under stock plans of approximately $1.6 million. During the six months ended December 29, 2013, we issued a total of approximately $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018. We also repurchased approximately 11.8 million of the Company's common shares and entered into an accelerated share repurchase forward contract for an aggregate of approximately $100.0 million. In connection with the Convertible Senior Notes, we incurred approximately $5.2 million of issuance costs.
Capital Resources and Prospective Needs
In November 2013, we issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018 (Convertible Senior Notes). Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The initial conversion rate is approximately 97.13 shares of our common stock per $1,000 Convertible Senior Note. The initial conversion price is approximately $10.30 per share of our common stock. See Note 8 in Part I, Item 1 on this Form 10-Q. We used a portion of the net proceeds from the offering to repurchase approximately $151.1 million of our common stock at a price per share equal to $6.67 during fiscal 2014 and the first half of fiscal 2015. We intend to use the remaining net proceeds from the offering for additional share repurchases. In November 2013, our Board of Directors approved a $200.0 million share repurchase program. At December 28, 2014, we have the authority to repurchase an additional approximately $49.0 million pursuant to this authorization.
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
We have disclosed outstanding legal proceedings in Note 7 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, including the consolidated patent infringement lawsuit filed by Broadcom against us. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal Agreement pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to and arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of December 28, 2014.
We expect to incur incremental mitigation and appeal related expenses up to $0.2 million to be recorded within operating expenses, and we expect the majority of such expenses to be incurred in fiscal 2015. In addition, we continue to evaluate certain customer royalty obligations arising under their licensing agreements with Broadcom that could result in additional costs of approximately $4 million in future periods. Such costs will reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part I, Item 2 of this Form 10-Q.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of December 28, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of December 28, 2014, the carrying value of our cash equivalents approximated fair value. The Convertible Senior Notes issued in November 2013 have a fixed interest rate of 1.75%.
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
In addition, we are also exposed to foreign exchange rate risk specific to our intercompany loans denominated in a currency other than the local tax reporting currency, which results in tax expense or benefit on the unrealized exchange gain or loss in the local jurisdiction. The potential effect on net income as of December 28, 2014 resulting from a hypothetical 10% adverse change in currency exchange rates is approximately $0.9 million of incremental tax expense. As a result, fluctuations in currency exchange rates have affected, and could continue to affect our business and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report as a result of an unremediated material weakness related to the annual goodwill impairment test, as described in further detail below.
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
Changes in Internal Control over Financial Reporting
Other than the discussion above, there have been no changes in our internal control over financial reporting during the quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to the second quarter of fiscal 2015, the Company implemented its global enterprise resource planning system for a subsidiary. The Company will continue to monitor and test this system as part of management's annual evaluation of internal control over financial reporting.

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
We test goodwill for impairment annually during the fourth fiscal quarter and at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. Given the recent volatility of our market capitalization, the inherent uncertainty in forecast and identification of triggering events, and the fact that the fair value of our reporting units did not exceed their carrying value by a substantial margin during the annual impairment test during the fourth fiscal quarter, it is possible that our goodwill could become impaired in the near term. Any such impairment would result in a non-cash charge and could have a material adverse effect our reported GAAP operating results.
A significant portion of our revenue is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the six months ended December 28, 2014, we derived approximately 83% of our net revenues from sales to OEM customers and approximately 14% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 89% of our revenue for the six months ended December 28, 2014. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 72% of our net revenues for the six months ended December 28, 2014. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.
As is common in the technology industry, our agreements with OEMs and distributors are typically non-exclusive, have no volume commitments, and often may be terminated by either party without cause. It is increasingly commonplace for our OEM and distributor customers to utilize or carry competing product lines. If we were to lose business from one or more significant OEM or distributor customers to a competitor, our business, results of operations, and financial condition could be materially adversely affected. In addition, our OEMs may elect to change their business practices in ways that affect the timing of our revenues, which may materially adversely effect our business, results of operations, and financial condition. This includes transitioning to new inventory geographies or markets.
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
The stock market in general and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during the twelve month period ended December 28, 2014, the sales price of our common stock ranged from a low of $4.45 per share to a high of $7.74 per share.

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
During the three months ended December 28, 2014, we repurchased approximately 0.2 million shares of the common stock for an aggregate purchase price of approximately $1.0 million at an average purchase price of $5.54 per share. As of December 28, 2014, approximately $49.0 million of the authorized repurchase program remains.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
September 29, 2014 - October 26, 2014	—	—	—	$50,000,000
October 27, 2014 - November 23, 2014	181,189	5.54	181,189	$48,996,384
November 24, 2014 - December 28, 2014	—	—	—	$48,996,384
Total	181,189	$5.54	181,189	$48,996,384
Sales of Unregistered of Equity Securities
There were no sales of unregistered equity securities for the three months ended December 28, 2014. However, in November 2013, we issued an aggregate principal amount of $175.0 million in 1.75% Convertible Senior Notes due November 2018 (Convertible Senior Notes). The Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of approximately 97.13 shares of our common stock per $1,000 Convertible Senior Note. The initial conversion price is approximately $10.30 per share of our common stock. See Note 8 in Part I, Item 1 on this Form 10-Q.

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
Date: January 29, 2015

EMULEX CORPORATION

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer

By:	/s/ Kyle B. Wescoat
Kyle B. Wescoat
Senior Vice President, Chief Financial Officer and Treasurer