Form 10-Q
period 2015-03-29
EMULEX CORP /DE/
filed 2015-05-04
CIK 350917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2015
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

As of April 22, 2015, the registrant had 72,445,302 shares of common stock outstanding.

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

On February 25, 2015, Emulex agreed to be acquired by Avago Technologies Limited (Nasdaq: AVGO), subject to the satisfaction of certain conditions. Factors related to the acquisition which could cause actual results to differ from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: (1) the risk that the conditions to the closing of the transaction are not satisfied, including the risk that Avago may not receive a sufficient number of shares tendered from Emulex stockholders to complete the tender offer; (2) litigation relating to the transaction; (3) uncertainties as to the timing of the consummation of the transaction and the ability of each of Emulex and Avago to consummate the transaction; (4) risks that the proposed transaction disrupts the current plans and operations of Emulex or Avago; (5) the ability of Emulex to retain and hire key personnel; (6) competitive responses to the proposed transaction; (7) costs, charges or expenses resulting from or incurred in connection with the transaction; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; (9) Avago’s ability to achieve the growth prospects and synergies expected from the transaction, as well as delays, challenges and expenses associated with integrating Emulex with Avago’s existing businesses; and (10) legislative, regulatory and economic developments.

All trademarks, trade names, service marks, and logos referenced herein belong to their respective companies.

Additional Information about the Transaction and Where to Find It
The tender offer by Avago for the outstanding shares of Emulex commenced on April 7, 2015. Certain information related to the pending transaction included on this release is for informational purposes only and shall not constitute an offer to purchase or the solicitation of an offer to sell any shares of the common stock of Emulex or any other securities. The offer is being made pursuant to a tender offer statement on Schedule TO, which contains an offer to purchase, form of letter of transmittal and other documents relating to the tender offer (collectively, the “Tender Offer Materials”), each filed with the U.S. Securities and Exchange Commission (the “SEC”) by Avago, Avago Technologies Wireless (U.S.A.) Manufacturing Inc. and Emerald Merger Sub, Inc on April 7, 2015. On the same date, Emulex filed with the SEC a solicitation/recommendation statement on Schedule 14D-9 with respect to the tender offer. The Tender Offer Materials, as well as the Schedule 14D-9, were also mailed to Emulex stockholders. Investors and security holders are urged to carefully read these documents, as well as any other documents relating to the tender offer or related transactions that are filed with the SEC, when they become available, as they may be amended from time to time, because these documents will contain important information relating to the tender offer and related transactions. Investors and security holders may obtain a free copy of these documents and other annual, quarterly and special reports and other information filed with the SEC by Avago or Emulex, at the SEC’s website at www.sec.gov. In addition, such materials are available for free from Avago or Emulex by directing any requests to investor relations at Emulex at the phone number or email address above.

A description of certain interests of the directors and executive officers of Emulex is set forth in Emulex’s Form 10-K/A, Amendment No. 1, in Part III thereof, which was filed with the SEC on October 27, 2014. A description of certain interests of the directors and executive officers of Avago is set forth in Avago’s proxy statement for its 2015 annual meeting, which was filed with the SEC on February 20, 2015. To the extent holdings of either company’s securities by their respective directors and certain officers have subsequently changed, such changes have been reflected on Forms 4 filed with the SEC.

EMULEX CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	March 29, 2015	June 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$202,734	$158,439
Accounts receivable, net of allowance for doubtful accounts of $950 and $1,079 at March 29, 2015 and June 29, 2014, respectively	62,816	76,974
Inventories	21,724	25,831
Prepaid expenses and other current assets	18,800	20,029
Deferred income taxes	223	223
Total current assets	306,297	281,496
Property and equipment, net of accumulated depreciation and amortization of $163,464 and $157,780 at March 29, 2015 and June 29, 2014, respectively	56,377	59,908
Goodwill	213,230	248,519
Intangible assets, net	64,759	108,007
Other assets	16,892	19,993
Total assets	$657,555	$717,923
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	22,989	25,762
Accrued and other current liabilities	40,485	42,183
Total current liabilities	63,474	67,945
Convertible senior notes	150,854	146,478
Other liabilities	7,602	6,842
Deferred income taxes	4,329	15,550
Accrued taxes	26,462	26,462
Total liabilities	252,721	263,277
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized (150,000 shares designated as Series A Junior Participating Preferred Stock); none issued and outstanding	—	—
Common stock, $0.10 par value; 240,000,000 shares authorized; 112,585,709 and 110,976,299 issued; 72,360,048 and 70,931,827 outstanding at March 29, 2015 and June 29, 2014, respectively	11,259	11,098
Additional paid-in capital	1,333,471	1,325,677
Accumulated deficit	(557,348)	(501,886)
Accumulated comprehensive loss	(3,164)	(1,863)
Treasury stock, at cost; 40,225,661 and 40,044,472 shares at March 29, 2015 and June 29, 2014, respectively	(379,384)	(378,380)
Total stockholders’ equity	404,834	454,646
Total liabilities and equity	$657,555	$717,923
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net revenues	$96,296	$109,730	$311,192	$347,558
Cost of sales:
Cost of goods sold	31,524	37,864	105,675	119,664
Amortization of core and developed technology intangible assets	6,186	6,240	18,895	18,639
Patent litigation settlement, damages and royalties	1,976	1,978	5,791	5,833
Total cost of sales	39,686	46,082	130,361	144,136
Gross profit	56,610	63,648	180,831	203,422
Operating expenses:
Engineering and development	33,482	37,119	100,802	119,550
Selling and marketing	16,540	18,349	49,282	57,290
General and administrative	11,511	12,413	25,056	32,449
Amortization of other intangible assets	571	1,584	1,747	4,791
Impairment of goodwill and intangible assets	57,895	—	57,895	—
Total operating expenses	119,999	69,465	234,782	214,080
Operating loss	(63,389)	(5,817)	(53,951)	(10,658)
Non-operating (expense) income, net:
Interest income	2	5	5	25
Interest expense	(2,434)	(2,356)	(7,227)	(3,506)
Other (expense) income, net	182	(135)	(213)	(118)
Total non-operating expense, net	(2,250)	(2,486)	(7,435)	(3,599)
Loss before income taxes	(65,639)	(8,303)	(61,386)	(14,257)
Income tax (benefit) provision	(6,574)	(1,104)	(5,924)	610
Net loss	$(59,065)	$(7,199)	$(55,462)	$(14,867)
Net loss per share:
Basic	$(0.82)	$(0.09)	$(0.78)	$(0.17)
Diluted	$(0.82)	$(0.09)	$(0.78)	$(0.17)
Number of shares used in per share computations:
Basic	71,977	80,883	71,492	86,403
Diluted	71,977	80,883	71,492	86,403
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net loss	$(59,065)	$(7,199)	$(55,462)	$(14,867)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(192)	324	(1,301)	433
Comprehensive loss	$(59,257)	$(6,875)	$(56,763)	$(14,434)
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net loss	(55,462)	$(14,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	13,659	14,375
Share-based compensation expense	11,119	12,226
Amortization of intangible assets	20,642	23,430
Impairment of goodwill and intangible assets	57,895	—
Provision for losses on accounts receivable	(129)	(218)
Accretion of debt discount on convertible senior notes and amortization of debt issuance costs	4,920	2,326
Gain on sale or disposal of property and equipment	(2)	(6)
Deferred income taxes	(11,221)	—
Foreign currency adjustments	(797)	508
Changes in assets and liabilities:
Accounts receivable	14,287	11,508
Inventories	4,147	(1,824)
Prepaid expenses, prepaid income taxes and other assets	3,512	3,973
Accounts payable, accrued liabilities, and other liabilities	(3,806)	(202)
Net cash provided by operating activities	58,764	51,229
Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	2
Purchases of property and equipment	(11,606)	(13,065)
Net cash used in investing activities	(11,606)	(13,063)
Cash flows from financing activities:
Issuance of Convertible Senior Notes	—	175,000
Repurchase of common shares and accelerated share repurchase forward contract	(1,004)	(103,039)
Debt issuance costs	—	(5,317)
Change in restricted cash	36	9
Payroll tax withholdings on behalf of employees for restricted stock	(3,410)	(4,128)
Proceeds from issuance of common stock under stock plans	2,366	2,680
Net cash (used in) provided by financing activities	(2,012)	65,205
Effect of exchange rates on cash and cash equivalents	(851)	295
Net increase in cash and cash equivalents	44,295	103,666
Cash and cash equivalents at beginning of period	158,439	105,637
Cash and cash equivalents at end of period	$202,734	$209,303
See accompanying notes to condensed consolidated financial statements.

EMULEX CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Basis of Presentation
In the opinion of the management of Emulex Corporation (Emulex or the Company), the accompanying unaudited condensed consolidated financial statements contain adjustments, including normal recurring accruals necessary to present fairly the Company’s consolidated financial position, results of operations, comprehensive loss, and cash flows. Interim results for the three and nine months ended March 29, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 28, 2015. The accompanying condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014. The preparation of the condensed consolidated financial statements requires the use of estimates and actual results could differ materially from management’s estimates.
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
Pending Transaction
On February 25, 2015, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Avago Technologies Wireless (U.S.A.) Manufacturing Inc. (“Avago”). The Merger Agreement provides for Avago to purchase all of the outstanding shares of Emulex common stock, at a price of $8.00 per share. Pursuant to the terms of the Merger Agreement, Avago commenced a tender offer (the "Offer") on April 7, 2015. In connection with entering into the Merger Agreement, certain of the Company's directors and executive officers entered into a Tender and Support Agreement with Avago, pursuant to which they agreed, among other things, to tender all of their shares in the Offer, unless the Merger Agreement is terminated. In aggregate, such persons own approximately 2.5% of the outstanding shares of Emulex.
The Merger Agreement is subject to various conditions, including, but not limited to (i) at least a majority of shares of Emulex common stock then outstanding (calculated on a fully diluted basis) being tendered into the Offer, (ii) the expiration of the applicable waiting or notification period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), the absence of a material adverse effect with respect to the Company and other customary conditions. The Offer is scheduled to expire at 12:00 midnight, New York City time, on May 5, 2015, subject to extension in certain circumstances as required or permitted by the Merger Agreement, the SEC or applicable law. On March 11, 2015, Avago and Emulex filed a Premerger Notification and Report Form (“HSR Notice") with the Federal Trade Commission (FTC) and the Antitrust Division in connection with Offer. As of 11:59 p.m., New York City time, on April 14, 2015, the waiting period under the HSR Act applicable to the Offer expired. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied.
The agreement contains certain termination rights by the Company and Avago. In the event that the Merger Agreement is terminated, the Company may, under specified circumstances, be required to pay a termination fee of approximately $19.5 million.
For the three and nine months ended March 29, 2015, the Company recorded acquisition-related costs of approximately $4.5 million, primarily for outside legal and financial advisory fees associated with the pending Avago acquisition of Emulex
A copy of the Merger Agreement is attached as Exhibit 2.1 to the Form 8-K filed by the Company on February 26, 2015. Additional information relating to the Merger Agreement is also included in that Form 8-K and in other filings the Company and Avago have made and will make with the SEC relating to the Merger Agreement.
Supplemental Cash Flow Information

	Nine Months Ended
	March 29, 2015	March 30, 2014
	(in thousands)
Cash paid during the period for:
Interest	$1,542	$31
Income taxes	2,996	3,395
Non-cash investing and financing activities:
Purchases of property and equipment not paid, net	1,073	379
Treasury stock purchases not settled	—	367
Accrued payroll tax withholdings for shares issued to employees	—	5
Release of In-Process Research & Development (IPRD) to Developed Technology	—	8,070
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

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and Liabilities Measured at Fair Value on a recurring basis:

	March 29, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$172,734	$—	$—	$172,734	$172,734
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$202,734	$—	$—	$202,734	$202,734

	June 29, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents
	(in thousands)
Cash	$128,439	$—	$—	$128,439	$128,439
Level 1:
Money market funds	30,000	—	—	30,000	30,000
Level 2:
None	—	—	—	—	—
Level 3:
None	—	—	—	—	—
	$158,439	$—	$—	$158,439	$158,439
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
The Company measures the fair value of its assets acquired and liabilities assumed in a business combination, and goodwill and other long lived assets when they are held for sale or determined to be impaired.
During the third quarter of fiscal 2015, a decline in the Visibility reporting unit's forecasted revenues and profits below the Company's expectations relative to previous projections led to an interim assessment of goodwill and intangible asset impairment. The preliminary conclusion of the impairment analysis resulted in the impairment of goodwill and intangible assets of this reporting unit. Accordingly, the Company recorded a preliminary non-cash impairment charge of approximately $57.9 million, consisting of a goodwill impairment charge of approximately $35.3 million and an intangible asset impairment charge of approximately $22.6 million related to the Visibility reporting unit during the third quarter of fiscal 2015 (See Note 4). Fair value was determined based on a discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP.
Fair Value of Financial Instruments Not Measured at Fair Value
The total fair value of the Convertible Senior Notes at March 29, 2015 was $177.5 million, which was estimated based on recent market transaction prices, a Level 2 fair value measurement.
3. Inventories
Inventories are summarized as follows:

	March 29, 2015	June 29, 2014
	(in thousands)
Raw materials	$6,935	$7,797
Finished goods	14,789	18,034
	$21,724	$25,831

4. Goodwill and Intangible Assets, net
Goodwill decreased to approximately $213.2 million at March 29, 2015 from approximately $248.5 million at June 29, 2014 due to a goodwill impairment charge preliminarily estimated to be $35.3 million recorded within the impairment of goodwill and intangible assets caption in the accompanying Consolidated Statements of Operations.
The Company tests goodwill for impairment annually during the fourth fiscal quarter or at other times if events have occurred or circumstances exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Goodwill impairment testing is performed at the reporting unit level. The Company's two reporting units are Connectivity and Visibility.
The impairment test for goodwill involves a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, the second step requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill is recorded as an impairment loss. Fair value of the reporting units is determined using the market approach, the income approach, or a combination thereof. Under the market approach, fair value is based on peer multiples and assuming an appropriate control premium. Under the income approach, fair value is dependent on a discounted cash-flow analysis. The material assumptions used in performing the discounted cash-flow analysis include the Company's operating forecasts, which are based on historical data, various internal estimates, and a variety of external sources, and are developed as part of the Company's planning process, as well as revenue growth rates, terminal value and risk-commensurate discount rates. The discount rates are based on estimates of a market weighted-average cost-of-capital for the reporting unit, as well as a specific assessment of the risk inherent in the respective reporting units. The Company bases its fair value estimates on assumptions it believes to be reasonable, but are inherently uncertain.
An inability of Visibility to consistently achieve forecasted revenues relative to previous projections led to an interim assessment of goodwill impairment for the Visibility reporting unit in the third quarter of fiscal 2015. The preliminary conclusion of step two of the impairment analysis resulted in the impairment of goodwill of this reporting unit. Accordingly, the Company recorded a preliminary non-cash goodwill impairment charge of approximately $35.3 million, included within operating loss, during the third quarter of fiscal 2015. The amount of the goodwill impairment charge is an estimate as the Company is still verifying certain of the fair value assumptions used to determine the implied fair value of the Visibility reporting unit's goodwill. Fair value is determined based on a discounted cash flow analysis which contains significant unobservable inputs that fall within Level 3 of the fair value hierarchy under U.S. GAAP. The Company expects to finalize the impairment analysis during the fourth quarter of fiscal 2015. It is reasonably possible that changes in the assumptions that the Company used in assessing the fair value of the Visibility reporting unit and intangible assets could result in a material change to the final impairment charges.
Following the impairment charge recorded in the third quarter of fiscal 2015, the remaining carrying value of goodwill in the Visibility reporting unit was approximately $35.9 million.
Intangible assets, net, are as follows (in thousands):

	March 29, 2015			June 29, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizable intangible assets:
Core technology and patents	$77,345	$(76,952)	$393	$77,345	$(76,172)	$1,173
Developed technology	232,945	(171,744)	61,201	254,900	(152,850)	$102,050
Customer relationships	4,900	(3,758)	1,142	4,900	(3,089)	$1,811
Tradenames	7,789	(5,777)	2,012	8,439	(5,524)	$2,915
Other	286	(275)	11	287	(229)	$58
Total intangible assets, net:	$323,265	$(258,506)	$64,759	$345,871	$(237,864)	$108,007
In the third quarter of fiscal 2015, the Company recorded a preliminary non-cash intangible asset impairment charge of approximately $22.6 million related to the Visibility reporting unit, included within the impairment of goodwill and intangible assets caption in the accompanying Consolidated Statements of Operations. Of the total impairment charge, approximately $22.0 million and $0.6 million related to developed technology and tradenames, respectively. The amount of the intangible asset impairment charge is an estimate as the Company is still verifying certain of the fair value assumptions used to determine the fair value of the Visibility reporting unit's tangible and intangible assets.

The Company tests intangible assets for impairment whenever events or circumstances indicate that the carrying value may no longer be recoverable. As a result of the inability of Visibility to consistently achieve forecasted revenues discussed above, the Company performed a quantitative impairment analysis for the intangible assets within the Visibility reporting unit.
Fair value of intangible assets was determined using valuation techniques consistent with the income approach, representing Level 3 fair value measurements. The value for developed technology was based on a multi-period excess earnings approach, while values for customer relationships and tradenames were assessed using the with-and-without and relief from royalty methodologies, respectively. Inputs used in the methodologies primarily included projected cash flows, discounted at a rate commensurate with the risk involved.
The amortizable intangible assets are being amortized on a straight-line basis over expected useful lives ranging from approximately one to thirteen years. Aggregate amortization expense for intangible assets for the three months ended March 29, 2015 and March 30, 2014, was approximately $6.8 million and $7.8 million, respectively. Aggregate amortization expense for intangible assets during the nine months ended March 29, 2015 and March 30, 2014, was approximately $20.6 million and $23.4 million, respectively
The following table presents the estimated future aggregate amortization expense of intangible assets as of March 29, 2015 (in thousands):

Remainder of 2015	$6,410
2016	24,519
2017	7,992
2018	4,595
2019	4,595
Thereafter	16,648
$64,759
5. Accrued and Other Current Liabilities
Components of accrued and other current liabilities are as follows:

	March 29, 2015	June 29, 2014
	(in thousands)
Payroll and related costs	$15,944	$16,369
Warranty liability	3,063	2,798
Accrued rebates	2,622	1,782
Sales allowances	1,774	1,778
Deferred revenues	3,991	4,749
Restructuring	—	3,236
Dismissal Agreement, patent litigation settlement, damages, and royalties payable to Broadcom Corporation (1)	4,961	4,970
Other	8,130	6,501
	$40,485	$42,183
(1) See Note 7.
The Company provides a warranty of between one to five years on its products. The Company records a provision for estimated warranty related costs at the time of sale based on historical product return rates and the Company’s estimates of future costs of fulfilling its warranty obligations. Changes to the warranty liability during nine months ended March 29, 2015 were:

(in thousands)
Balance at beginning of period	$2,798
Accrual for warranties issued	1,170
Changes to pre-existing warranties (including changes in estimates)	(542)
Settlements made (in cash or in kind)	(363)
Balance at end of period	$3,063

6. Restructuring
Fourth Quarter of Fiscal 2014 Restructuring
During the fourth quarter of fiscal 2014, the Company recorded restructuring charges of approximately $1.1 million primarily consisting of severance due to workforce reductions. The severance related charges were substantially paid in cash by the end of the second quarter of fiscal 2015.
Second Quarter of Fiscal 2014 Restructuring
During the second quarter of fiscal 2014, the Company initiated a restructuring plan designed to streamline business operations and reduce operating expenses. The total restructuring charge was approximately $8.1 million during fiscal 2014, including approximately $0.4 million and $7.9 million for the three and nine months ended March 30, 2014, respectively. The restructuring actions included a reduction in workforce of approximately 15%, the consolidation of certain engineering facilities, and the closure of the Company's Bolton, Massachusetts facility. All restructuring actions impacted the Connectivity segment. The restructuring plan was substantially completed by the end of the first quarter of fiscal 2015.
A summary of the restructuring and other related charges consisted of the following:

	One-time employee termination benefits	Contract termination costs	Total
	(in thousands)
Balance at June 29, 2014	$3,236	$—	$3,236
Charges / adjustments	(853)	—	(853)
Payments	(2,383)		(2,383)
Balance at March 29, 2015	$—	$—	$—
A summary of restructuring costs, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014	Nine Months Ended March 29, 2015	Nine Months Ended March 30, 2014
	(in thousands)
Cost of goods sold	$—	$2	$(5)	$279
Engineering and development	—	230	(373)	5,489
Selling and marketing	—	90	(435)	758
General and administrative	—	94	(40)	1,340
	$—	$416	$(853)	$7,866
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

Approximately $36.8 million of the $58.0 million payment was expensed in fiscal 2012. The remainder of approximately $21.2 million was recorded as prepaid license fees and is being amortized to cost of goods sold over the ten year license term in proportion to the estimated future revenues of such licensed technology. As of March 29, 2015, the unamortized prepaid license fee was approximately $10.2 million, of which approximately $3.3 million was recorded in prepaid expenses and other current assets and approximately $6.9 million was recorded in other assets. The Company recognized amortization expense related to such prepaid license fees of approximately $0.9 million and $1.0 million during the three months ended March 29, 2015 and March 30, 2014, respectively, and approximately $2.8 million and $3.0 million during the nine months ended March 29, 2015 and March 30, 2014, respectively.
Effective March 30, 2014, the Company and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which the Company and Broadcom agreed to dismiss, without prejudice, certain claims that had been scheduled for retrial in September 2014 and not to pursue certain other claims for one year. The claims subject to standstill relate to the SerDes Patents (defined below) based solely on the use, manufacture, sale or import of certain Emulex products that were named in the original lawsuit. SerDes Patents means U.S. Patent Nos. 6,424,194; 7,038,516; 7,125,169; 7,486,124; and 7,724,057, and any reissues, foreign counterparts, continuations, continuations-in-part, divisionals or reexaminations of such patents. The Dismissal Agreement does not prevent, after the expiration of the one year standstill, Broadcom from bringing an infringement claim seeking an injunction or damages with respect to infringement of the SerDes Patents relating to the Standstill Products. In the Dismissal Agreement, Emulex agreed to pay Broadcom, a non-refundable, non-cancelable dismissal and standstill fee for $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of March 29, 2015.
Through March 29, 2015, the Company has incurred approximately $21.9 million of mitigation, product redesign and appeal related expenses, of which approximately $0.1 million was recorded during the three months ended March 30, 2014, and approximately $0.2 million and $3.6 million during the nine months ended March 29, 2015 and March 30, 2014, respectively. The Company expects to incur incremental mitigation and appeal related expenses during fiscal 2015 up to approximately $0.1 million, to be recorded within operating expenses. In addition, the Company has agreed to participate in certain customer royalty obligations arising under license agreements with Broadcom with respect to the infringing products. Through March 29, 2015, the Company has recorded approximately $7.3 million in cost of sales related to such customer obligations, of which approximately $1.0 million were recorded in cost of sales for both the three months ended March 29, 2015 and March 30, 2014, and approximately $2.9 million and $2.8 million during the nine months ended March 29, 2015 and March 30, 2014, respectively. The Company may incur additional amounts related to these obligations of approximately $3 million in future periods, all of which will reduce gross margins in the periods accrued.
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
Shareholder Lawsuits
On May 21, 2014, a derivative shareholder complaint was filed in the United States District Court in the Central District of California (Case No. 8:14-cv-0076-DOC-JCG) alleging damages incurred by Emulex and naming eight of the Company's eleven directors as defendants. The lawsuit alleges that Emulex was damaged by expenses for the repurchases of Emulex stock and by the implementation of cost reductions. An amended federal complaint was filed on July 14, 2014 in which the original plaintiff was dropped from the complaint and a different plaintiff was added. On August 15, 2014, the Company filed a motion to dismiss the complaint. On December 8, 2014, the Court granted Emulex's motion to dismiss in its entirety and granted plaintiff leave to amend its complaint by January 23, 2015. On January 20, 2015, plaintiff filed a notice of intent not to file an amended complaint, and indicated that it would be appealing the Court’s decision to the Ninth Circuit Court. On February 20, 2015, following plaintiffs' filing of a notice of intent not to file an amended complaint, the Court entered judgment in favor of defendants. Plaintiff has not filed a notice of appeal. The time to file a notice of appeal in this matter expired on March 23, 2015 (30 days from the court’s entry of judgment in favor of defendants). Management is unable to determine whether any loss will occur or to estimate the range of such loss, therefore, no amount of loss has been accrued.
On July 17, 2014, a derivative shareholder complaint was filed in the Superior Court of the State of California for the County of Orange (Case No. 30-2014-00734802-CU-SL-CXC) alleging damages incurred by Emulex and naming eight of the Company's eleven directors as defendants. The lawsuit alleges that Emulex was damaged by expenses for the repurchases of Emulex stock and by the implementation of cost reductions. On August 7, 2014, the parties filed a stipulation to stay the State

Derivative Action pending the resolution of the motion to dismiss the Federal derivative action described in the preceding paragraph. The court has entered a stay in this California Supreme Court matter. Management is unable to determine whether any loss will occur or to estimate the range of such loss, therefore, no amount of loss has been accrued.
Litigation Relating to the Merger Transaction with Avago
On March 3, 2015, two putative shareholder class action complaints were filed in the Court of Chancery of the State of Delaware against Emulex, its directors, Avago and Purchaser, captioned as follows: James Tullman v. Emulex Corporation, et al., Case No. 10743-VCL (Del. Ch.); Moshe Silver ACF/Yehudit Silver U/NY/UTMA v. Emulex Corporation, et al., Case No. 10744-VCL (Del. Ch.). On March 11, 2015, a third complaint was filed in the Delaware Court of Chancery, captioned Hoai Vu v. Emulex Corporation, et al., Case No. 10776-VCL (Del. Ch.). The complaints allege, among other things, that Emulex’s directors breached their fiduciary duties by approving the Merger Agreement, and that Avago and Purchaser aided and abetted these alleged breaches of fiduciary duty. The complaints seek, among other things, either to enjoin the proposed transaction or to rescind it should it be consummated, as well as damages, including attorneys’ and experts’ fees. The Delaware Court of Chancery has entered an order consolidating the three Delaware actions under the caption In re Emulex Corporation Stockholder Litigation, Consolidated C.A. No. 10743-VCL. Management is unable to determine whether any loss will occur or to estimate the range of such loss, therefore, no amount of loss has been accrued.
On April 8, 2015, a class action complaint was filed in the United States District Court for the Central District of California, entitled Gary Varjabedian, et al. v. Emulex Corporation, et al., No. 8:15-cv-554-CJC-JCG. The complaint names as defendants Emulex, its directors, Avago and Purchaser, and purports to assert claims under Sections 14(d), 14(e) and 20(a) of the Exchange Act. The complaint alleges that the Board failed to provide material information and/or omitted material information from the Statement. The complaint seeks to enjoin the Offer as well as certain other equitable relief and attorneys’ fees and costs. Management is unable to determine whether any loss will occur or to estimate the range of such loss, therefore, no amount of loss has been accrued.
In addition to the ongoing litigation discussed above, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of the open matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
Other Commitments and Contingencies
The Company provides limited indemnification in selected circumstances within its various customer contracts whereby the Company indemnifies the parties to whom it sells its products with respect to the Company’s product infringement of certain intellectual property, and in some limited cases against bodily injury or damage to real or tangible personal property caused by a defective Company product. It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. As of March 29, 2015, the Company has not incurred any significant costs related to contractual indemnification of its customers.
8. Convertible Senior Notes
In November 2013, the Company issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 15, 2018 ("Convertible Senior Notes") in a private placement offering at a price equal to 100% of the principal amount thereof. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2014. The Company may be required to pay additional interest if the Company fails to comply with the reporting covenants or if the Company fails to timely file periodic reports with the SEC as outlined in the indenture governing the Convertible Senior Notes. The Convertible Senior Notes are unsecured and rank senior to the Company's future indebtedness that is expressly subordinated to the Convertible Senior Notes, equal with existing and future indebtedness that are not so subordinated and effectively subordinated to any future secured indebtedness to the extent of the value of the assets securing that indebtedness and to all existing and future debt and other liabilities and guarantees of the Company's subsidiaries. As of March 29, 2015, the remaining term of the Convertible Senior Notes was 3.6 years.
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
Pursuant to the Merger Agreement with Avago, the closing of the Merger at the Effective Time will constitute a Make-Whole Fundamental Change and a Fundamental Change under the terms of the Indenture. Accordingly, the Effective Time, Section 4.06 (“Adjustment to Conversion Rate Upon Conversion in Connection with a Make-Whole Fundamental Change”) will apply, among other things. As a result, after the Effective Date, each Note will no longer be convertible into cash and Shares. Instead, each Holder shall be entitled to convert Notes only into cash pursuant to Section 4.06 of the Indenture, and the Conversion Rate shall be subject to adjustment as set forth in Section 4.06 of the Indenture.
In addition, after the Effective Time, Holders will have the right under the Indenture to require the Company to repurchase their Notes on the Fundamental Change Purchase Date in an amount equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest to, but excluding, the Fundamental Change Purchase Date.
Upon conversion, the principal amount of the Convertible Senior Notes will be paid in cash and the conversion spread will be paid in shares or cash at the Company’s election. As of March 29, 2015, the “if-converted” value of the Convertible Notes did not exceed its principal amount and none of the conditions allowing holders of the Convertible Senior Notes to convert had been met.
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
The Company recorded total issuance costs of approximately $5.3 million, which have been allocated on a pro-rata basis to the debt and equity components, consistent with the allocation of the Convertible Senior Notes. The debt issuance costs attributable to the liability component of approximately $4.3 million were recorded in other assets and are being amortized over the term of the Convertible Senior Notes. The debt issuance costs attributable to the equity component of approximately $1.0 million were netted against the equity component of the Convertible Senior Notes and recorded as a reduction to additional paid-in capital. Debt issuance costs, net of amortization, were approximately $3.4 million as of March 29, 2015.
The carrying values of the liability and equity components of the Convertible Senior Notes consisted of the following as of March 29, 2015:

(in thousands)
Liability component:
Principal amount	$175,000
Less: Unamortized debt discount	(24,146)
Net carrying amount	150,854
Equity component	$31,043

The following table sets forth total interest expense recognized related to the Convertible Senior Notes during the three and nine months ended March 29, 2015 and March 30, 2014:

	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014	Nine Months Ended March 29, 2015	Nine Months Ended March 30, 2014
	(in thousands)
Contractual coupon interest expense	$766	$766	$2,297	$1,149
Amortization of debt issuance costs	186	166	543	245
Accretion of debt discount	1,481	1,395	4,377	2,081
Total	$2,433	$2,327	$7,217	$3,475

Effective interest rate	6.62%	6.62%	6.62%	6.62%
9. Share Repurchase Programs
In November 2013, the Company's Board of Directors approved a $200.0 million share repurchase program that superseded the existing share repurchase program authorized in August 2008. The share repurchases are authorized to be completed through the combination of individually negotiated transactions, accelerated share buybacks, and open market purchases.
During the nine months ended March 29, 2015, the Company repurchased approximately 0.2 million shares at an average price of $5.54 for a total of approximately $1.0 million.
The Company has discontinued its share repurchase program under the previously announced authorization.
10. Stock-Based Compensation
A summary of stock-based compensation expense, by functional line item in the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Cost of goods sold	$233	$233	$421	$469
Engineering and development	1,770	1,243	4,656	4,279
Sales and marketing	1,184	962	3,412	3,038
General and administrative	1,377	1,472	2,630	4,440
	$4,564	$3,910	$11,119	$12,226

A summary of stock option activity for the nine months ended March 29, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Options outstanding at June 29, 2014	2,811,919	$9.95	2.47	$0.2
Options granted	255,505	$5.18
Options exercised	(124,144)	$6.09
Options expired	(919,489)	$12.55
Options forfeited	(88,029)	$6.99
Options outstanding at March 29, 2015	1,935,762	$8.47	3.02	$1.9
Options vested and expected to vest at March 29, 2015	1,872,804	$8.57	2.94	$1.8
Options exercisable at March 29, 2015	1,231,264	$10.08	1.75	$0.3
A summary of outstanding and unvested stock awards activity for nine months ended March 29, 2015 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 29, 2014	3,599,134	$7.29
Awards granted	1,576,656	$5.47
Awards vested	(1,654,705)	$7.41
Awards canceled / forfeited	(472,819)	$7.14
Awards outstanding at March 29, 2015	3,048,266	$6.31
Awards vested and expected to vest at March 29, 2015	2,671,559
A summary of Cash-Settled Unit Award activity for the nine months ended March 29, 2015 is as follows:

	Number of Awards	Weighted Average Grant Date Fair Value
Awards outstanding at June 29, 2014	322,870	$7.25
Awards granted	1,139,063	$5.30
Awards vested	(106,512)	$7.55
Awards canceled / forfeited	(133,667)	$6.82
Awards outstanding at March 29, 2015	1,221,754	$5.45
Awards vested and expected to vest at March 29, 2015	1,084,566
As of March 29, 2015, the liability related to Cash-Settled Unit Awards was approximately $2.5 million.
As of March 29, 2015, there was approximately $16.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. Such cost is expected to be recognized over a weighted-average period of approximately 1.4 years.
11. Income Taxes
As of March 29, 2015, the total gross liability for income taxes associated with uncertain tax positions was approximately $40.2 million. If fully recognized, approximately $26.5 million of the $40.2 million would impact the Company’s effective tax rate. The Company cannot make a reasonably reliable estimate of the period of payment for this liability. Absent any resolution of the on-going audit by the Internal Revenue Service (IRS) discussed below, the Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

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
12. Net Loss Per Share
Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding for the three and nine months ended March 29, 2015 and March 30, 2014:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands, except per share data)
Net loss	(59,065)	(7,199)	(55,462)	(14,867)
Shares used in computing basic and diluted loss per share	71,977	80,883	71,492	86,403
Basic and diluted net loss per share	$(0.82)	$(0.09)	$(0.78)	$(0.17)
Antidilutive options and unvested stock excluded from the computations	3,218	4,665	4,084	5,353
Average market price of common stock	$6.91	$7.35	$5.90	$7.52

The antidilutive stock options and unvested stock were excluded from the computation of diluted net loss per share due to the assumed proceeds from the award's exercise or vesting being greater than the average market price of the common shares or due to the Company incurring net losses for the periods presented.
As the principal amount of the Convertible Senior Notes (Note 8) will be settled in cash upon conversion, only the conversion spread relating to the Convertible Senior Notes will be included in the calculation of diluted net income per common share. As such, the Convertible Senior Notes will have no impact on diluted net income per common share until the price of the Company's common stock exceeds the conversion price (initially $10.30, subject to adjustments) of the Convertible Senior Notes. When the market price of the Company's stock exceeds the conversion price, the effect of the additional shares that may be issued upon conversion of the Convertible Senior Notes will be included in the diluted net income per common share calculation. During the three and nine month period ended March 29, 2015, there were no anti-dilutive shares resulting from the Convertible Senior Notes as the price of the Company's common stock did not exceed the conversion price.
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

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
	(in thousands)
Net revenues:
Connectivity	$89,294	$102,672	$292,030	$320,755
Visibility	7,002	7,058	19,162	26,803
Consolidated net revenues	$96,296	$109,730	$311,192	$347,558

Adjusted operating income (loss):
Connectivity	$14,337	$17,107	52,962	53,967
Visibility	(1,452)	(3,085)	(6,968)	(5,817)
Subtotal	12,885	14,022	45,994	48,150
Reconciling items:
Stock-based compensation	(4,564)	(3,910)	(11,119)	(12,226)
Amortization of intangibles	(6,757)	(7,824)	(20,642)	(23,430)
Patent litigation damages, license fees and royalties	(1,976)	(1,978)	(5,791)	(5,833)
Mitigation expenses related to the Broadcom patents	(25)	(5,104)	(207)	(8,553)
Restructuring activities	—	(416)	853	(7,866)
Impairment of goodwill and intangible assets	(57,895)	—	(57,895)	—
Avago acquisition costs	(4,522)	—	(4,522)	—
Other	(535)	(607)	(622)	(900)
Reconciling items	(76,274)	(19,839)	(99,945)	(58,808)
Operating loss	$(63,389)	$(5,817)	(53,951)	(10,658)

			March 29, 2015	June 29, 2014
			(in thousands)
Total assets:
Connectivity			$562,868	$568,709
Visibility			94,687	149,214
			$657,555	$717,923
Goodwill:
Connectivity			$177,290	$177,290
Visibility			35,940	71,229
			$213,230	$248,519

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Emulex is a leader in network connectivity, monitoring and management, delivering provisioning, end-to-end application visibility, optimization and acceleration for the next generation software-defined, telco and Web-scale data centers.
The Company’s Input/Output (I/O) connectivity portfolio, which has been designed into server and storage solutions from leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs) worldwide, enables organizations to manage bandwidth, latency, security and virtualization. The Emulex network visibility portfolio enables global organizations to monitor and improve application and network performance management.
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
On February 25, 2015, we announced that we entered into an agreement to be acquired by Avago Technologies Wireless (U.S.A.) Manufacturing Inc. (“Avago”) summarized in Note 1 of Notes to Condensed Consolidated Financial Statements.
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
Connectivity Segment Products:
NCP includes industry standard Fibre Channel and Ethernet-based solutions that provide server I/O and target storage array connectivity to create networks for mission-critical enterprise and cloud data centers. These products enable servers to reliably and efficiently connect to Local Area Networks (LANs), Storage Area Networks (SANs), and Network Attached Storage (NAS) by offloading data communication processing tasks from the server as information is delivered and sent to the network. Our NCP use industry standard protocols including Fibre Channel Protocol (FCP), Internet Protocol (IP), Transmission Control Protocol (TCP)/IP, internet Small Computer System Interface (iSCSI), Fibre Channel over Ethernet (FCoE), overlay networking standards including Network Virtualization using Generic Routing Encapsulation (NVGRE) and Virtual Extensible Local Area Network (VXLAN) and Remote Direct Memory Access (RDMA) over Converged Ethernet (RoCE). RoCE bring many of the same low-latency capabilities typically associated with InfiniBand (IB) to Ethernet networks. NVGRE and VXLAN support overlay networks, which is a computer network which is built on the top of another network. Our Ethernet-based products include OneConnect® Ethernet Adapters and Converged Network Adapters (CNAs) and Local Area Network (LAN) on Motherboard (LOM) application specific integrated circuits, and custom form factor solutions for OEM blade servers. These Ethernet-based products enable higher virtual machine (VM) densities, secure hybrid clouds with overlay networks, leverage a RoCE-based low latency architecture to deliver application acceleration, and provide an open application performance interface (API) that integrates with next generation software-defined networking (SDN) solutions. Our Fibre Channel-based products include LightPulse® Host Bus Adapters (HBAs), Fibre Channel application specific integrated circuits (ASICs) and custom form factor solutions for OEM blade servers.
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
Visibility Segment Products:
NVP consists entirely of the recently acquired Endace® family of network visibility products, which provide hardware and software solutions enabling end-to-end application visibility, optimization and acceleration for global networks that support enterprise, cloud and government and telecommunications. The Emulex Visibility Segment provides network visibility products that deliver complete network-performance management at speeds up to 100Gb Ethernet. The EndaceProbe™ Intelligent Network Recorder (INR) appliances capture, index and record network traffic with continuous 100 percent accuracy, regardless of network speed or traffic type in order to help organizations troubleshoot problems and respond to network security breaches. EndaceVision™ Network Visibility Software is a browser-based network traffic search engine that provides users with a unique ‘window’ into high speed networks. Through EndaceVision, users can search and receive packets of interest from anywhere across a globally distributed network of Emulex Network Visibility systems through a single, browser-based user interface. The EndaceODE™ Open Application Platform is designed specifically to host packet-processing applications in managed data center environments. These flexible and scalable systems are used extensively by organizations that demand the very highest levels of packet capture accuracy and processing performance of their hosting platforms. EndaceAccess™ Network Visibility Head-End systems give organizations access to 40GbE and 100GbE network segments that they need to measure, monitor and protect their networks with industry standard 10Gb per second capable monitoring and security tools. EndaceFlow™ NetFlow Generator Appliances are designed to specifically offload the work from network elements and deliver 100% accurate NetFlow in the right format to the tools that need to consume it. Underpinning all of the Emulex family of network visibility and recording products are the EndaceDAG™ Data Capture Cards that are integrated into the EndaceProbe INR appliances and sold as stand-alone components for use in a wide range of monitoring and security systems.
For additional information about our operating segments, please see Note 13 in the accompanying notes to condensed consolidated financial statements under the caption “Operating Segment Information” in Part I, Item 1 of this Form 10-Q.
Impairment of Goodwill and Intangible Assets
During the third quarter of fiscal 2015, we recorded a preliminary non-cash impairment charge of approximately $57.9 million, consisting of a goodwill impairment charge of approximately $35.3 million and an intangible asset impairment charge of approximately $22.6 million related to the Visibility reporting unit, included within the impairment of goodwill and intangible assets caption in the accompanying consolidated statements of operations. The amount of the impairment charge is an estimate as we are still verifying certain of the fair value assumptions used to determine the fair value of the Visibility reporting unit's goodwill and intangible assets. See Note 4 in the accompanying notes to condensed consolidated financial statements.
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
Through March 29, 2015, we incurred approximately $21.9 million in mitigation, product redesign and appeal related expenses of which approximately $0.1 million was recorded during the three months ended March 30, 2014, and approximately $0.2 million and $3.6 million during the nine months ended March 29, 2015 and March 30, 2014, respectively. We expect to incur incremental mitigation and appeal related expenses up to approximately $0.1 million, to be recorded within operating expenses, and expect the majority of such expenses to be incurred in fiscal 2015. In addition, we have agreed to participate in certain customer royalty obligations arising under their licensing agreements with Broadcom related to certain Emulex infringing products. Through March 29, 2015, Emulex has recorded approximately $7.3 million in cost of sales related to such customer obligations, of which approximately $1.0 million were recorded in cost of sales for both the three months ended March 29, 2015 and March 30, 2014, and approximately $2.9 million and $2.8 million during the nine months ended March 29, 2015 and March 30, 2014, respectively. We may incur additional amounts related to these obligations of approximately $3 million in future periods, all of which will reduce gross margins in the periods accrued.
Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal and Standstill Agreement (the "Dismissal Agreement") pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of March 29, 2015.
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
Results of Operations
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere herein.

	Percentage of Net Revenues
	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net revenues	100%	100%	100%	100%
Cost of sales:
Cost of goods sold	33%	34%	34%	34%
Amortization of core and developed technology intangible assets	6%	6%	6%	5%
Patent litigation settlement, damages and royalties	2%	2%	2%	2%
Total cost of sales	41%	42%	42%	41%
Gross profit	59%	58%	58%	59%
Operating expenses:
Engineering and development	35%	34%	32%	35%
Selling and marketing	17%	17%	16%	17%
General and administrative	12%	11%	8%	9%
Amortization of other intangible assets	1%	1%	1%	1%
Impairment of goodwill and intangible assets	60%	—%	19%	—%
Total operating expenses	125%	63%	76%	62%
Operating loss	(66)%	(5)%	(18)%	(3)%
Non-operating (expense) income, net:
Interest income	—%	—%	—%	—%
Interest expense	(3)%	(2)%	(2)%	(1)%
Other (expense) income, net	1%	—%	—%	—%
Total non-operating (expense) income, net	(2)%	(2)%	(2)%	(1)%
Loss before income taxes	(68)%	(7)%	(20)%	(4)%
Income tax (benefit) provision	(7)%	(1)%	(2)%	—%
Net loss	(61)%	(6)%	(18)%	(4)%
Three months ended March 29, 2015, compared to three months ended March 30, 2014
Net Revenues. Net revenues for the three months ended March 29, 2015, decreased by approximately $13.4 million, or 12%, to approximately $96.3 million, compared to approximately $109.7 million for the three months ended March 30, 2014.
Net Revenues by Operating Segment and Product Line

Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$70,827	74%	$77,905	71%	$(7,078)	(9)%
Storage Connectivity and Other Products	18,467	19%	24,767	23%	(6,300)	(25)%
Total Connectivity Segment	89,294	93%	102,672	94%	(13,378)	(13)%
Visibility Segment:
Network Visibility Products	7,002	7%	7,058	6%	(56)	(1)%
Total Net Revenues	$96,296	100%	$109,730	100%	$(13,434)	(12)%
Connectivity segment revenues decreased by approximately 13% for the three months ended March 29, 2015 compared to the three months ended March 30, 2014, primarily due to continuing weakness in the UNIX server and high-end storage markets.
NCP revenues for the three months ended March 29, 2015 decreased by approximately $7.1 million, or 9%, compared to the three months ended March 30, 2014 due to a reduction in unit volumes and average selling prices.
SCOP revenues for the three months ended March 29, 2015 decreased by approximately $6.3 million, or 25%, compared to the three months ended March 30, 2014. The decrease was primarily due to a decrease in revenue from bridging products of approximately 46%.
The Visibility segment consists of NVP and resulted from our acquisition of Endace on February 26, 2013. NVP revenues for the three months ended March 29, 2015 were consistent with the prior year quarter.
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

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014	Three Months Ended March 29, 2015	Three Months Ended March 30, 2014
Net revenue percentage (1)
OEM:
EMC	—	—	—%	11%
Hewlett-Packard	13%	14%	24%	21%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	15%	13%	—	—
IBM	16%	26%	18%	31%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.

Direct sales to our top five customers accounted for approximately 53% of total net revenues for the three months ended March 29, 2015 compared to 61% for the three months ended March 30, 2014. Direct and indirect sales to our top five customers accounted for approximately 68% of total net revenues for the three months ended March 29, 2015, compared to approximately 72% for the three months ended March 30, 2014. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$77,247	80%	$91,516	83%	$(14,269)	(16)%
Distribution	16,142	17%	15,478	14%	$664	4%
End-user and Other	2,907	3%	2,736	3%	$171	6%
Total net revenues	$96,296	100%	$109,730	100%	$(13,434)	(12)%
The decrease in OEM net revenues for the three months ended March 29, 2015 compared to the three months ended March 30, 2014 reflected a decrease of approximately 12% in NCP revenues and a decrease of approximately 25% in SCOP revenues. The increase in distribution revenues for the three months ended March 29, 2015 compared to the three months ended March 30, 2014 was primarily due to an increase of approximately 10% in NCP revenues generated through distributors. Net revenues generated from end users and other channels remained relatively consistent for the three months ended March 29, 2015 compared to the three months ended March 30, 2014. We believe that the majority of our net revenues are driven by product certifications and qualifications with our OEM customers, which take products directly and indirectly through distribution and contract manufacturers. Although we view product certifications and qualifications as an important indicator of future revenue opportunities and growth for the Company, they do not necessarily ensure continued market acceptance of our products by our OEM customers. It is also very difficult to determine the future impact, if any, of product certifications and qualifications on our revenues.
Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$59,544	62%	$64,749	59%	$(5,205)	(8)%
United States	18,497	19%	28,962	26%	(10,465)	(36)%
Europe, Middle East, and Africa	16,235	17%	15,498	14%	737	5%
Rest of the world	2,020	2%	521	1%	1,499	288%
Total net revenues	$96,296	100%	$109,730	100%	$(13,434)	(12)%
The decrease in net revenues in United States was primarily due to a decrease of approximately 36% in NCP revenues. The decrease in net revenues in Asia Pacific was primarily due to a decrease of approximately 32% in SCOP revenues. While net revenues in Asia Pacific decreased in current period compared to the same period in the prior year, we expect Asia Pacific net revenues as a percentage of total revenues to increase as our OEM customers continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.

Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Three Months Ended March 29, 2015	Gross Profit Margin	Three Months Ended March 30, 2014	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$53,004	59%	$59,353	58%	$(6,349)	1%
Visibility	3,606	52%	4,295	61%	(689)	(9)%
Total Gross Profit	$56,610	59%	$63,648	58%	$(7,038)	1%
Cost of sales includes the costs of producing, supporting, and managing our supply of finished products. Approximately $0.2 million of share-based compensation expense was included in both the three months ended March 29, 2015 and March 30, 2014. Approximately $6.2 million of amortization of technology intangible assets was included in cost of sales for both the three months ended March 29, 2015 and March 30, 2014. Our gross margin percentage was 59% for the three months ended March 29, 2015 compared to 58% for the three months ended March 30, 2014 due to favorable product mix and reimbursements received from our suppliers related to the Broadcom litigation of approximately $2.1 million.
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

Engineering and Development
Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$33,482	35%	$37,119	34%	$(3,637)	1%
Engineering and development expenses decreased by approximately $3.6 million, or 10%, for the three months ended March 29, 2015 compared to the three months ended March 30, 2014. Approximately $1.8 million and $1.2 million of share-based compensation expense was included in engineering and development costs for the three months ended March 29, 2015 and March 30, 2014, respectively. Salary and related expenses decreased by approximately $2.8 million due to a reduction in engineering and development headcount. New product development expense decreased by approximately $0.5 million compared to the prior year primarily related to consulting expenses as part of our efforts to controls costs.
Selling and Marketing. Selling and marketing expenses consist primarily of salaries, commissions, and related expenses for personnel engaged in the marketing and sales of our products, as well as samples, trade shows, product literature, promotional support costs, and other advertising related costs. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$16,540	17%	$18,349	17%	$(1,809)	—%
Selling and marketing expenses decreased by approximately $1.8 million, or 10%, for the three months ended March 29, 2015 compared to the three months ended March 30, 2014. Approximately $1.2 million and $1.0 million of share-based compensation expense was included in selling and marketing costs for the three months ended March 29, 2015 and March 30, 2014, respectively. The decrease in selling and marketing expenses was primarily due to a decrease in salary and related expenses of approximately $1.2 million as a result of a reduction in headcount, and a decrease in advertising expenses of approximately $0.5 million primarily resulting from cost reduction efforts.
General and Administrative. Ongoing general and administrative expenses consist primarily of salaries and related expenses for executives, financial accounting support, human resources, administrative services, professional fees, and other corporate expenses. General and administrative expenses were as follows (in thousands):

General and Administrative
Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$11,511	12%	$12,413	11%	$(902)	1%

General and administrative expenses decreased by approximately $0.9 million, or 7%, for the three months ended March 29, 2015 compared to the three months ended March 30, 2014. Approximately $1.4 million and $1.5 million of share-based compensation expense was included in general and administrative costs for the three months ended March 29, 2015 and March 30, 2014, respectively. General and administrative expenses decreased due to the $5 million dismissal and standstill fee payable to Broadcom pursuant to the Dismissal Agreement incurred in the prior year (see Note 8 "Commitments and Contingencies" to the notes to condensed consolidated financial statements). The decrease was partially offset by acquisition-related costs of approximately $4.5 million, primarily consisting of outside legal and financial advisory fees associated with the pending Avago acquisition of Emulex. See also "Emulex will incur significant costs, charges or expenses resulting from the transaction", in Part II, Item 1A below.
Amortization of Other Intangible Assets. Amortization of other intangible assets consists of amortization of intangible assets such as patents, customer relationships, and tradenames with estimable lives. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$571	1%	$1,584	1%	$(1,013)	—%
Amortization of other intangible assets for the three months ended March 29, 2015 decreased approximately $1.0 million compared to the three months ended March 30, 2014 due to a lower unamortized intangible assets balance at the beginning of the current three month period as a result of certain intangible assets being fully amortized in fiscal 2014.
Impairment of Goodwill and Intangible Assets. Impairment of goodwill and intangible assets consists of the impairment charge of goodwill and intangible assets, as follows (in thousands):

Impairment of goodwill and intangible assets
Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$57,895	60%	$—	—%	$57,895	60%
During the three months ended March 29, 2015, we recorded a non-cash impairment charge of approximately $57.9 million related to the goodwill and intangible assets in the Visibility reporting unit (see Note 4 "Goodwill and Intangible Assets, net" to the notes to condensed consolidated financial statements).
Non-operating (Expense) Income, net. Non-operating (expense) income, net, consists primarily of interest income, interest expense, and other non-operating income and expense items. Our non-operating (expense) income, net, was as follows (in thousands):

Non-Operating (Expense) Income, net
Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(2,250)	(2)%	$(2,486)	(2)%	$236	—%
Our non-operating expense, net for the three months ended March 29, 2015 was consistent with the three months ended March 30, 2014.
Income Tax (Benefit) Provision. Income tax (benefit) provision was as follows (in thousands):

Income Tax (Benefit) Provision
Three Months Ended March 29, 2015	Percentage of Net Revenues	Three Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$(6,574)	(7)%	$(1,104)	(1)%	$(5,470)	(6)%
Income tax benefit for the three months ended March 29, 2015 was approximately $6.6 million, for an effective rate of 10% compared to approximately $1.1 million, for an effective tax rate of 13% for the three months ended March 30, 2014. We generate the majority of our taxable earnings in countries other than the U.S., so our tax benefit and effective tax rates reflect the mix of our earnings and losses in the U.S. and various international jurisdictions, including India, Ireland, Isle of Man and New Zealand, as well as our valuation allowance recorded against our U.S. deferred tax assets. The current year tax benefit also includes a benefit of approximately $2.2 million from taxable unrealized currency exchange losses resulting from outstanding intercompany loans partially offset by expense of approximately $9.5 million related to the non-deductible goodwill impairment and approximately $1.9 million related to the restructuring of our outstanding intercompany loans. We may continue to recognize taxable income/loss on the unrealized foreign exchange gains/losses on our intercompany loans for tax reporting purposes in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities, specifically our current IRS audit, or changes in tax laws, due to their inherent uncertainty and our inability to reliably predict the ultimate outcome at the current time.
Nine months ended March 29, 2015, compared to nine months ended March 30, 2014
Net Revenues. Net revenues for the nine months ended March 29, 2015, decreased by approximately $36.4 million, or 10%, to approximately $311.2 million, compared to approximately $347.6 million for the nine months ended March 30, 2014.
Net Revenues by Operating Segment and Product Line
Net revenues by operating segment and product line were as follows:

Net Revenues by Operating Segment and Product Line
	Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
Connectivity Segment:
Network Connectivity Products	$229,356	74%	$243,090	70%	$(13,734)	(6)%
Storage Connectivity and Other Products	62,674	20%	77,665	22%	(14,991)	(19)%
Total Connectivity Segment	292,030	94%	320,755	92%	(28,725)	(9)%
Visibility Segment:
Network Visibility Products	19,162	6%	26,803	8%	(7,641)	(29)%
Total Net Revenues	$311,192	100%	$347,558	100%	$(36,366)	(10)%
Connectivity segment revenues decreased by approximately 9% for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014, primarily due to continuing weakness in the UNIX server and high-end storage markets.
NCP revenues for the nine months ended March 29, 2015 decreased by approximately $13.7 million, or 6%, compared to the nine months ended March 30, 2014 due to a reduction in unit volumes and average selling prices.
SCOP revenues for the nine months ended March 29, 2015 decreased by approximately $15.0 million, or 19%, compared to the nine months ended March 30, 2014. The decrease was primarily due to a decrease in revenue from bridging products of approximately 34%.
NVP revenues decreased by approximately $7.6 million, or 29%, due to lower sales in the United States and Europe, Middle East and Africa.
Net Revenues by Major Customers
Customers whose direct net revenues, or total direct and indirect net revenues (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties), exceeded 10% of our net revenues were as follows:

Net Revenues by Major Customers
	Direct Revenues		Total Direct and Indirect Revenues (2)
	Nine Months Ended March 29, 2015	Nine Months Ended March 30, 2014	Nine Months Ended March 29, 2015	Nine Months Ended March 30, 2014
Net revenue percentage (1)
OEM:
EMC	—	—	—%	11%
Hewlett-Packard	14%	16%	24%	21%
Hon Hai Precision Industry Co., Ltd. (Foxconn Technology Group) (3)	15%	13%	—	—
IBM	24%	28%	24%	33%

(1)	Amounts less than 10% are not presented.

(2)
Customer-specific models purchased or marketed indirectly through distributors, resellers, and other third parties are included with the OEM’s revenues in these columns rather than as revenue for the distributors, resellers or other third parties.

(3)	Hon Hai Precision Industry Co., Ltd. is a contract manufacturer that performed manufacturing for some of our OEM customers.
Direct sales to our top five customers accounted for approximately 60% of total net revenues for the nine months ended March 29, 2015 compared to 64% for the nine months ended March 30, 2014. Direct and indirect sales to our top five customers accounted for approximately 71% of total net revenues for the nine months ended March 29, 2015, compared to approximately 76% for the nine months ended March 30, 2014. Our net revenues from customers can be significantly impacted by changes to our customers’ business and their business models.
Net Revenues by Sales Channel
Net revenues by sales channel were as follows:

Net Revenues by Sales Channel
(in thousands)	Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/ (Decrease)	Percentage Change
OEM	$256,051	82%	$291,275	84%	$(35,224)	(12)%
Distribution	45,767	15%	43,420	12%	$2,347	5%
End-user and Other	9,374	3%	12,863	4%	$(3,489)	(27)%
Total net revenues	$311,192	100%	$347,558	100%	$(36,366)	(10)%
The decrease in OEM net revenues for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014 reflected a decrease of approximately 10% in NCP revenues and a decrease of approximately 19% in SCOP revenues. The increase in distribution revenues for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014 was primarily due to an increase of approximately 24% in NCP revenues generated through distributors partially offset by a decrease of approximately 30% in NVP revenues generated through distributors. The decrease in end user and other revenues for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014 was primarily due to a decrease of approximately 27% in NVP revenues.

Net Revenues by Geographic Territory
Our net revenues by geographic territory based on billed-to location were as follows:

Net Revenues by Geographic Territory
(in thousands)	Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
Asia Pacific	$201,026	65%	$203,302	59%	$(2,276)	(1)%
United States	59,078	19%	91,720	26%	(32,642)	(36)%
Europe, Middle East, and Africa	46,031	15%	50,534	15%	(4,503)	(9)%
Rest of the world	5,057	1%	2,002	—%	3,055	153%
Total net revenues	$311,192	100%	$347,558	100%	$(36,366)	(10)%
The decrease in net revenues in United States was due to a decrease of approximately 35% in NCP revenue and 42% in NVP revenue. The decrease in net revenues in Europe, Middle East, and Africa was due to a decrease of approximately 31% in SCOP revenue. The decrease in net revenues in Asia Pacific was due to a decrease of approximately 20% in SCOP revenue partially offset by an increase of approximately 6% in NCP revenue. While net revenues in Asia Pacific decreased in fiscal 2015 compared to same period in prior year, we still expect Asia Pacific net revenues as a percentage of total revenues to increase as our OEM customers continue to migrate towards using contract manufacturers that are predominately located in Asia Pacific. However, since we sell to OEMs and distributors who ultimately resell our products to their customers, the geographic mix of our net revenues may not be reflective of the geographic mix of end-user demand or installations.
Gross Profit. Gross profit consists of net revenues less cost of sales. Our gross profit by segment was as follows (in thousands):

	Gross Profit
	Nine Months Ended March 29, 2015	Gross Profit Margin	Nine Months Ended March 30, 2014	Gross Profit Margin	Increase/(Decrease)	Percentage Change
Connectivity	$171,825	59%	$187,609	58%	$(15,784)	1%
Visibility	9,006	47%	15,813	59%	(6,807)	(12)%
Total Gross Profit	$180,831	58%	$203,422	59%	$(22,591)	(1)%
Approximately $0.4 million and $0.5 million of share-based compensation expense was included in the nine months ended March 29, 2015 and March 30, 2014, respectively. Approximately $18.9 million and $18.6 million of amortization of technology intangible assets was included in cost of sales for the nine months ended March 29, 2015 and March 30, 2014, respectively. Our gross margin percentage decreased to 58% for the nine months ended March 29, 2015 from 59% for the nine months ended March 30, 2014 due to an unfavorable product mix in the Visibility segment partially offset by reimbursements received from our suppliers related to the Broadcom litigation of approximately $2.1 million. For the nine month period ending March 29, 2015, the Visibility segment gross margin was further unfavorably impacted by an excess and obsolete inventory charge for older generation products and incremental amortization of core and developed technology intangible assets resulting from the release of In-Process Research and Development to developed technology primarily in the latter half of fiscal 2014.
Engineering and Development. Engineering and development expenses were as follows (in thousands):

Engineering and Development
Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
100,802	32%	$119,550	35%	$(18,748)	(3)%
Engineering and development expenses decreased by approximately $18.7 million, or 16%, for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014. Approximately $4.7 million and $4.3 million of share-based compensation expense was included in engineering and development costs for the nine months ended March 29, 2015 and March 30, 2014, respectively. Salary and related expenses decreased by approximately $14.2 million due to a reduction in engineering and development headcount and severance costs of approximately $5.5 million incurred in the prior year. New product development expense decreased by approximately $2.4 million compared to the prior year primarily related to the timing of projects and a reduction of consulting expenses as part of our efforts to controls costs. In addition, fixed and training expenses decreased by approximately $0.7 million and $0.4 million, respectively, compared to the prior year primarily related to depreciation expense and cost reduction efforts.
Selling and Marketing. Sales and marketing expenses were as follows (in thousands):

Selling and Marketing
Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$49,282	16%	$57,290	17%	$(8,008)	(1)%
Selling and marketing expenses decreased by approximately $8.0 million, or 14%, for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014. Approximately $3.4 million and $3.0 million of share-based compensation expense was included in selling and marketing costs for the nine months ended March 29, 2015 and March 30, 2014, respectively. The decrease in selling and marketing expenses was primarily due to a decrease in salary and related expenses of approximately $4.7 million due to reduction in headcount, a decrease in advertising expenses of approximately $1.7 million primarily resulting from cost reduction efforts, a decrease in variable compensation of approximately $1.3 million related to sales commissions, and a decrease in outside services and other expenses of approximately $1.0 million due to additional efforts to control costs.
General and Administrative. General and administrative expenses were as follows (in thousands):

General and Administrative
Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$25,056	8%	$32,449	9%	$(7,393)	(1)%
General and administrative expenses decreased by approximately $7.4 million, or 23%, for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014. Approximately $2.6 million and $4.4 million of share-based compensation expense was included in general and administrative costs for the nine months ended March 29, 2015 and March 30, 2014, respectively. General and administrative expenses decreased due to the $5 million dismissal and standstill fee payable to Broadcom pursuant to the Dismissal Agreement incurred in the prior year (see Note 8 "Commitments and Contingencies" to the notes to condensed consolidated financial statements). Salary and related expenses decreased by approximately $4.5 million due to a reduction in headcount and severance costs of approximately $1.3 million incurred in the prior year. Rent expense decreased by approximately $1.1 million primarily due to contract termination costs incurred in the prior year. These decreases were partially offset by acquisition-related costs of approximately $4.5 million, primarily consisting of outside legal and financial advisory fees associated with the pending Avago acquisition of Emulex.
Amortization of Other Intangible Assets. Amortization expense was as follows (in thousands):

Amortization of intangible assets
Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$1,747	1%	$4,791	1%	$(3,044)	—%
Amortization of other intangible assets for the nine months ended March 29, 2015 decreased approximately $3.0 million compared to the nine months ended March 30, 2014 due to a lower unamortized intangible assets balance at the beginning of the current nine month period as a result of certain intangible assets being fully amortized in fiscal 2014.
Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets was as follows (in thousands):

Impairment of goodwill and intangible assets
Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$57,895	19%	$—	—%	$57,895	19%
During the nine months ended March 29, 2015, we recorded a non-cash impairment charge of approximately $57.9 million related to the goodwill and intangible assets in the Visibility reporting unit (see Note 4 "Goodwill and Intangible Assets, net" to the notes to condensed consolidated financial statements).

Non-operating (Expense) Income, net. Our non-operating (expense) income, net, was as follows (in thousands):

Non-Operating (Expense) Income, net
Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	(Increase)/Decrease	Percentage Change
$(7,435)	(2)%	$(3,599)	(1)%	$(3,836)	(1)%
Our non-operating expense, net increased by approximately $3.8 million for the nine months ended March 29, 2015 compared to the nine months ended March 30, 2014. The net increase was primarily due to interest expense and amortization of issuance costs and debt discount of approximately $7.2 million in the nine months ended March 29, 2015 compared to approximately $3.5 million in the nine months ended March 30, 2014 related to the Convertible Senior Notes issued in November 2013 (see Note 8 "Convertible Senior Notes" to the notes to condensed consolidated financial statements).
Income Tax (Benefit) Provision. Income tax (benefit) provision was as follows (in thousands):

Income Tax (Benefit) Provision
Nine Months Ended March 29, 2015	Percentage of Net Revenues	Nine Months Ended March 30, 2014	Percentage of Net Revenues	Increase/(Decrease)	Percentage Change
$(5,924)	(2)%	$610	—%	$(6,534)	(2)%
Income tax benefit for the nine months ended March 29, 2015 was approximately $5.9 million, for an effective rate of 10% compared to income tax expense of approximately $0.6 million, for an effective tax rate of 4% for the nine months ended March 30, 2014. We generate the majority of our taxable earnings in countries other than the U.S., so our tax benefit and effective tax rates reflect the mix of our earnings and losses in the U.S. and various international jurisdictions, including India, Ireland, Isle of Man and New Zealand, as well as our valuation allowance recorded against our U.S. deferred tax assets. The current year tax benefit also includes a benefit of approximately $4.5 million from taxable unrealized currency exchange losses resulting from outstanding intercompany loans partially offset by expense of approximately $9.5 million related to the non-deductible goodwill impairment and approximately $4.5 million related to the restructuring of our outstanding intercompany loans. We may recognize taxable income/loss on the unrealized foreign exchange gains/losses on our intercompany loans for tax reporting purposes in the future. We have made no provision for U.S. income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries as these amounts are intended to be indefinitely reinvested in operations outside the U.S. We also do not forecast discrete events, such as a settlement of tax audits with governmental authorities, specifically our current IRS audit, or changes in tax laws, due to their inherent uncertainty and our inability to reliably predict the ultimate outcome at the current time.
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires estimation and judgment that affect the reported amounts of net revenues, expenses, assets and liabilities. We regularly evaluate our estimates and assumptions related to our critical accounting policies including inventory reserves, goodwill and purchased intangible asset valuations, uncertain tax positions, litigation and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. Changes in judgments and uncertainties relating to these estimates could potentially result in materially different results under different assumptions and conditions. If these estimates differ significantly from actual results, our consolidated financial statements and future results of operations may be materially impacted. For a description of our critical accounting policies, please refer to “Critical Accounting Policies” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our fiscal 2014 Form 10-K. There have been no material changes in any of our critical accounting policies during the three months ended March 29, 2015.
Recently Adopted and Recently Issued Accounting Standards
See Note 1 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for a description of the recently issued accounting standards.
Liquidity and Capital Resources
Our principal sources of liquidity consist of our existing cash and cash equivalents balances, as well as funds expected to be generated from operations. At March 29, 2015, we had approximately $242.8 million in working capital and approximately

$202.7 million in cash and cash equivalents as compared to approximately $213.6 million in working capital and approximately $158.4 million in cash and cash equivalents at June 29, 2014.
Our cash and cash equivalents balances are held in numerous locations throughout the world. As of March 29, 2015, our international subsidiaries held approximately 15% of our total cash and cash equivalents, which will be primarily used to repay obligations to U.S. affiliate entities that arise in the normal course of business and would not result in incremental U.S. tax liabilities when paid.
Cash Flow
The following table summarizes our cash flows:

	Nine Months Ended
	March 29, 2015	March 30, 2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$58,764	$51,229
Investing activities	(11,606)	(13,063)
Financing activities	(2,012)	65,205
Effect of foreign currency translation on cash and cash equivalents	(851)	295
Increase in cash and cash equivalents	$44,295	$103,666
Operating Activities
Cash provided by operating activities was approximately $58.8 million during the nine months ended March 29, 2015 compared to approximately $51.2 million during the nine months ended March 30, 2014. The current period cash provided by operating activities resulted from net loss of approximately $55.5 million, non-cash adjustments for asset impairment of approximately $57.9 million, amortization of intangible assets of approximately $20.6 million, depreciation and amortization of approximately $13.7 million and share-based compensation expense of approximately $11.1 million, and the timing of net working capital requirements.
Investing Activities
Cash used in investing activities was approximately $11.6 million during the nine months ended March 29, 2015 compared to approximately $13.1 million during the nine months ended March 30, 2014. The current period usage of cash was related to purchases of property and equipment. We currently expect a similar level of investment in property and equipment in the future to support our strategic objectives, although the timing may be impacted by certain project timelines and other factors.
Financing Activities
Cash used in financing activities was approximately $2.0 million during the nine months ended March 29, 2015 compared to cash provided by financing activities of approximately $65.2 million during the nine months ended March 30, 2014. The usage of cash for the nine months ended March 29, 2015 was primarily due to payroll tax withholdings on behalf of employees for restricted stock of approximately $3.4 million and share repurchases of approximately $1.0 million partially offset by proceeds from issuance of common stock under stock plans of approximately $2.4 million. During the nine months ended March 30, 2014, we issued a total of approximately $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018. We also repurchased approximately 12.3 million of the Company's common shares and entered into an accelerated share repurchase forward contract for an aggregate of approximately $103.0 million. In connection with the Convertible Senior Notes, we incurred approximately $5.3 million of issuance costs.
Capital Resources and Prospective Needs
In November 2013, we issued $175.0 million aggregate principal amount of 1.75% Convertible Senior Notes due November 2018 (Convertible Senior Notes). Interest is payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2014. The initial conversion rate is approximately 97.13 shares of our common stock per $1,000 Convertible Senior Note. The initial conversion price is approximately $10.30 per share of our common stock. See Note 8 in Part I, Item 1 on this Form 10-Q. We used a portion of the net proceeds from the offering to repurchase approximately $151.1 million of our common stock at a price per share equal to $6.67 during fiscal 2014 and the first nine months of fiscal 2015. We intend to use the remaining net proceeds from the offering for additional share repurchases. In November 2013, our Board of

Directors approved a $200.0 million share repurchase program. We have discontinued our share repurchase program under the previously announced authorization.
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
We have disclosed outstanding legal proceedings in Note 7 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, including the consolidated patent infringement lawsuit filed by Broadcom against us. On July 3, 2012, we entered into a Settlement Agreement pursuant to which both parties agreed to settle and release certain claims related to the patent infringement litigation. The Settlement Agreement provided for certain amendments to the April 3, 2012 Permanent Injunction, and dismissals of certain allegations of the lawsuit, including portions of the scheduled re-trial. We also received a worldwide limited license to the ‘691 patent, the ‘150 patent, the ‘194 patent and related families for certain fields of use including Fibre Channel applications. Effective March 30, 2014, Emulex and Broadcom entered into a Dismissal Agreement pursuant to which Emulex and Broadcom entered into certain understandings with respect to the outstanding claims relating to and arising out of the patent infringement suit. Pursuant to the terms of the Dismissal Agreement, we agreed to pay Broadcom a non-refundable, non-cancelable dismissal and standstill fee in the amount of $5 million, of which approximately $3.8 million was included in Accrued and Other Current Liabilities as of March 29, 2015.
We expect to incur incremental mitigation and appeal related expenses up to $0.1 million to be recorded within operating expenses, and we expect the majority of such expenses to be incurred in fiscal 2015. In addition, we continue to evaluate certain customer royalty obligations arising under their licensing agreements with Broadcom that could result in additional costs of approximately $3 million in future periods. Such costs will reduce gross margins in the periods accrued. See “Product Redesign Activities and Potential Royalty Obligations” in Part I, Item 2 of this Form 10-Q.
In connection with the pending Avago acquisition of Emulex, we have incurred outside legal and financial advisory fees of approximately $4.5 million through March 29, 2015. As described in "Emulex will incur significant costs, charges or expenses resulting from the transaction" in Part II, Item 1A below, we expect to incur additional transaction costs in connection with the pending transaction.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As of March 29, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Contractual Obligations and Commercial Commitments
The following summarizes our contractual obligations as of March 29, 2015, and the effect such obligations are expected to have on our liquidity in future periods. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table.

	Payments Due by Period (in thousands)
	Total	Remaining 2015	2016	2017	2018	2019	Thereafter
Debt (1)	$175,000	$—	$—	$—	$—	$175,000	$—
Debt interest (2)	12,251	1,531	3,063	3,063	3,063	1,531	—
Leases (3)	15,108	1,613	5,400	3,523	2,677	1,438	457
Purchase commitments (4)	34,858	34,858	—	—	—	—	—
Other commitments (5)	11,680	9,453	1,866	361	—	—	—
Total (6)(7)	$248,897	$47,455	$10,329	$6,947	$5,740	$177,969	$457

(1)	See Note 8 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 on this Form 10-Q for further information.

(2)	Includes only the cash payable component of interest expense in our 2018 Notes.

(3)	Lease payments include common area maintenance (CAM) charges.

(4)
Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as of March 29, 2015. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services.

(5)
Other commitments consist primarily of commitments for the dismissal and standstill fee of approximately $3.8 million payable to Broadcom, non-recurring engineering expenses of approximately $2.9 million, and software license fees of approximately $1.9 million. See Note 7 in the accompanying notes to condensed consolidated financial statements included in Part I, Item 1 on this Form 10-Q for further information related to the dismissal and standstill fee.

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
We do not believe our cash equivalents are subject to significant interest rate risk due to their short terms to maturity. As of March 29, 2015, the carrying value of our cash equivalents approximated fair value. The Convertible Senior Notes issued in November 2013 have a fixed interest rate of 1.75%.
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
In addition, we are also exposed to foreign exchange rate risk specific to our intercompany loans denominated in a currency other than the local tax reporting currency, which results in tax expense or benefit on the unrealized exchange gain or loss in the local jurisdiction. The potential effect on net loss as of March 29, 2015 resulting from a hypothetical 10% adverse change in currency exchange rates is approximately $1.0 million of incremental tax expense. As a result, fluctuations in currency exchange rates have affected, and could continue to affect our business and results of operations.
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
Changes in Internal Control over Financial Reporting
Other than the discussion above, there have been no changes in our internal control over financial reporting during the quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the third quarter of fiscal 2015, the Company implemented its global enterprise resource planning system for a subsidiary. The Company will continue to monitor and test this system as part of management's annual evaluation of internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under Note 7 in the notes to the condensed consolidated financial statements under the caption “Litigation” included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
The following risk factors are either risk factors related to the proposed acquisition of the Company by Avago, new risk factors, or have been modified since our most recent annual report. In addition to the other information set forth in this report, you should also consider the factors discussed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended June 29, 2014, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K for the year ended June 29, 2014 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Failure to complete, or delays in completing, the transaction with Avago announced on February 25, 2015.
On February 25, 2015, the Company), Avago Technologies Wireless (U.S.A.) Manufacturing Inc., a Delaware corporation (“Parent”) and Emerald Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Purchaser has agreed to commence a tender offer (the “Offer”) for all of the Company’s outstanding shares of common stock, par value $0.10 per share (the “Shares”), at a purchase price per Share of $8.00 (the “Offer Price”), without interest and subject to any applicable withholding taxes.
The obligation of Purchaser to consummate the Offer is subject to the condition that there be validly tendered in accordance with the terms of the Offer and not properly withdrawn prior to the expiration date of the Offer that number of Shares that constitutes a majority of all of the Shares then outstanding, calculated on a fully diluted basis on the date of purchase. The consummation of the Offer is also subject to the satisfaction of other customary conditions, including the expiration of the applicable waiting or notification period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), the absence of a material adverse effect with respect to the Company and other customary conditions. On March 11, 2015, Avago and Emulex filed a Premerger Notification and Report Form (“HSR Notice") with the Federal Trade Commission (FTC) and the Antitrust Division in connection with Offer. As of 11:59 p.m., New York City time, on April 14, 2015, the waiting period under the HSR Act applicable to the Offer expired. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied.
Following the completion of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). A copy of the Merger Agreement is included as an exhibit to a Form 8-K we filed on February 26, 2015, to report the Merger Agreement, and the references in this report to the Merger Agreement are qualified in their entirety by reference to the full text of the Merger Agreement.  The discussion of risks below is not an offer to sell or the solicitation of an offer to buy any securities or otherwise participate in the Offer.
Any offer is being made through a Tender Offer Statement on Schedule TO, which contains an offer to purchase, form of letter of transmittal and other documents relating to the tender offer (collectively, the “ Offer Materials”), each initially filed with the SEC by Avago on April 7, 2015. In addition, Emulex filed with the SEC on April 7, 2015 a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer. These filings have been and may be further amended and supplemented from time to time. Investors and security holders are urged to carefully read these documents and the other documents relating to the transactions contemplated by the Merger Agreement when they become available because these documents will contain important information relating to the Offer and related transactions. Investors and security holders may obtain a free copy of these documents, and other annual, quarterly and special reports and other information filed with the SEC by Avago or Emulex, at the SEC’s website at www.sec.gov. In addition, such materials are available for free from Avago or Emulex by directing any requests to investor relations at Emulex at (714) 885-3693 or investor@emulex.com.
On March 11, 2015, Avago and Emulex filed a Premerger Notification and Report Form (“HSR Notice") with the Federal Trade Commission (FTC) and the Antitrust Division in connection with Offer. Avago voluntarily withdrew its HSR Notice, effective as of March 26, 2015 and re-filed its HSR Notice on March 30, 2015 in order to provide the FTC and the Antitrust Division with additional time to review the transaction. As of 11:59 p.m., New York City time, on April 14, 2015, the waiting period under the HSR Act applicable to the Offer expired. Accordingly, the condition to the Offer relating to the expiration or termination of the waiting period under the HSR Act has been satisfied.

We cannot assure at this time that the parties will be able to complete the Offer and mergers contemplated by the Merger Agreement (with other related transactions contemplated by the Merger Agreement, the “Transaction”) as contemplated under the Merger Agreement or at all.  Risks related to the pending status of the transaction, and/or failure to complete the transaction, include the following:

•	If the transaction is not completed, Emulex could not realize the potential benefits of the transaction, which could have a negative effect on our stock price;

•	Emulex will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs related to the transaction, whether or not it is consummated;

•
Under certain circumstances relating to superior proposals as described in the Merger Agreement (and there are no assurances as to when or whether superior proposals might be made or on what terms), Emulex must pay a termination fee to Avago in the amount of approximately $19.5 million if Merger Agreement is terminated by Emulex;

•	The attention of Emulex management and employees may be diverted from day-to-day operations during the period up to the completion of the merger;

•	Both ordinary course and other transactions may be disrupted by uncertainty over when or if the transaction will be completed;

•	Our customers, suppliers and other third parties may seek to modify or terminate existing agreements, or delay entering into new agreements as a result of the announcement of the transaction;

•
Under the Merger Agreement, Emulex is subject to certain restrictions on the conducts of its business prior to completing the transaction, which restrictions could adversely affect our ability to conduct business as it otherwise would have done without these restrictions; and

•	Our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the transaction.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and stock price.
Lawsuits have been filed against Emulex, members of its Board of Directors and Avago, challenging the transaction.
Proposed acquisitions of publicly traded target companies, such as the transaction, frequently lead to lawsuits filed against the parties and/or their management, based on allegations of breach of fiduciary care and loyalty allegedly resulting from a failure to maximize shareholder value, allegations that the process of entering into the transaction breach alleged duties, allegations that the documents filed by the parties with the SEC contain misstatements or omissions that should be corrected, or other claims.
Since the announcement of the Merger Agreement on February 25, 2015, four putative class action lawsuits have been filed by shareholders against Emulex, its directors and/or Avago challenging the transaction contemplated by the Merger Agreement. See Note 7 of the condensed consolidated financial statements for a description of the nine shareholder complaints filed against us.
There can be no assurance that Emulex and other potential defendants in these lawsuits or future lawsuits will be successful in their defenses. An unfavorable outcome in any of the lawsuits could prevent or delay completion of the transaction and/or result in substantial costs.
The proposed transaction could cause disruptions in the businesses of Emulex.
Avago and Emulex have operated and, until the consummation of the initial merger (as described in the Merger Agreement), will continue to operate, independently. Uncertainty about the effect of the Transaction on customers, suppliers and employees may have an adverse effect on Emulex, and consequently on the combined company.  In response to the announcement of the offer and mergers, existing or prospective customers or suppliers of Emulex may:

•	delay, defer or cease purchasing products or services from or providing products or services to Emulex or the combined company;

•	delay or defer other decisions concerning Emulex or the combined company; or

•	otherwise, seek to change the terms on which they do business with Emulex or the combined company.
Any such delays or changes to terms could materially and adversely affect the business, results of operations and financial condition of Emulex or, if the transaction is completed, the combined company. In addition, as a result of the transaction, current and prospective employees could experience uncertainty about their future with Emulex or the combined company. These uncertainties may impair the ability of Emulex to retain, recruit or motivate key personnel.
Emulex will incur significant costs, charges or expenses resulting from the transaction

Emulex will incur substantial expenses related to the transaction, whether or not the transaction is completed. Through March 29, 2015, Emulex has incurred direct transaction costs of approximately $4.5 million. Emulex will incur additional financial advisory fees, some of which are contingent upon consummation of the transaction and direct transaction costs, which are likely to be significant, through completion. Moreover, in the event that the Merger Agreement is terminated, Emulex may, under some circumstances, be required to pay Avago a $19.5 million termination fee, as defined in the Merger Agreement. Payment of these expenses by Emulex as a standalone entity would adversely affect Emulex's operating results, financial condition, and stock price.
We may be required to recognize additional goodwill and intangible assets impairment charges in future periods.
As described in Note 4 of the notes to condensed consolidated financial statements, we test goodwill for impairment annually during the fourth fiscal quarter and at other times if events have occurred or circumstances exist that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We test intangible assets for impairment whenever events or circumstances indicate that the carrying value may no longer be recoverable. In the third quarter of fiscal 2015, we recorded a non-cash goodwill and intangible asset impairment charge of approximately $57.9 million. The amount of the impairment charge is an estimate as we are still verifying certain of the fair value assumptions used to determine the fair value of the Visibility reporting unit's goodwill and intangible assets. There can be no assurance that we will not incur additional charges in the future. Any such impairment would result in a non-cash charge and could have a material adverse effect on our reported GAAP operating results.
A significant portion of our revenue is generated from sales to a limited number of customers, none of which are subject to exclusive or long-term contracts.
We rely almost exclusively on OEMs and sales through distribution channels for our revenue. For the nine months ended March 29, 2015, we derived approximately 82% of our net revenues from sales to OEM customers and approximately 15% from sales through distribution. Furthermore, as some of our sales through distribution channels consist of OEM products, OEM customers effectively generated approximately 88% of our revenue for the nine months ended March 29, 2015. Moreover, direct and indirect sales to our top five customers (including customer-specific models purchased or marketed indirectly through distributors, resellers and other third parties) accounted for approximately 71% of our net revenues for the nine months ended March 29, 2015. If we are unable to retain our current OEM and distributor customers, recruit additional or replacement customers, or timely collect amounts due from our customers, or if demand from our customers is reduced due to difficulties in their ability to acquire components or other products such as microprocessors, disk drives, switches and optical modules used in conjunction with our products or in the deployments of their products, our business, results of operations, and financial condition could be materially adversely affected.
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
The stock market in general and the stock prices of technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to continue to fluctuate in the future. For example, during the twelve month period ended March 29, 2015, the sales price of our common stock ranged from a low of $4.45 per share to a high of $8.05 per share.
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
As of March 29, 2015, we repurchased approximately 22.6 million shares of the common stock for an aggregate purchase price of approximately $151.0 million at an average purchase price of $6.67 per share. No shares were repurchased during the three months ended March 29, 2015. We have discontinued our share repurchase program under the previously announced authorization.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
December 29, 2014 - January 25, 2015	—	—	—	$48,996,384
January 26, 2015 - February 22, 2015	—	—	—	$48,996,384
February 23, 2015 - March 29, 2015	—	—	—	$48,996,384
Total	—	$—	—	$—
Sales of Unregistered of Equity Securities
There were no sales of unregistered equity securities for the three months ended March 29, 2015. However, in November 2013, we issued an aggregate principal amount of $175.0 million in 1.75% Convertible Senior Notes due November 2018 (Convertible Senior Notes). The Convertible Senior Notes are convertible into shares of our common stock at an initial conversion rate of approximately 97.13 shares of our common stock per $1,000 Convertible Senior Note. The initial conversion price is approximately $10.30 per share of our common stock. See Note 8 in Part I, Item 1 on this Form 10-Q.

Item 6. Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of February 25, 2015, among Avago Technologies Wireless (U.S.A) Manufacturing Inc., Emerald Merger Sub, Inc. and Emulex Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 26, 2015).

Exhibit 3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s 1997 Annual Report on Form 10-K).
Exhibit 3.2
Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).

Exhibit 3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2015).
Exhibit 3.4
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Emulex Corporation, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

Exhibit 3.5	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 19, 2015).
Exhibit 4.1
Indenture (including form of Note) with respect to Emulex Corporation's 1.75% Convertible Senior Notes due 2018, dated as of November 18, 2013, by and between Emulex Corporation and U.S. Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 21, 2013).

Exhibit 10.1
Tender and Support Agreement, dated February 25, 2015, by and among Avago Technologies Wireless (U.S.A) Manufacturing Inc., Emerald Merger Sub, Inc. and each of the Persons set forth on Schedule A thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 26, 2015).

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
Date: May 4, 2015

EMULEX CORPORATION

By:	/s/ Jeffrey W. Benck
Jeffrey W. Benck
President and Chief Executive Officer

By:	/s/ Kyle B. Wescoat
Kyle B. Wescoat
Senior Vice President, Chief Financial Officer and Treasurer